Form 10-Q
period 1996-06-30
OBJECT DESIGN INC
filed 1996-09-05
CIK 1014955

                                    UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                  --------------------------------------------

                         Commission File Number 0-21041

                               OBJECT DESIGN, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  02-0424252
                 --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

       25 MALL ROAD, BURLINGTON, MA                           01803
       ----------------------------                           -----
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (617) 674-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes                 No   X
                  -----              -----

The number of shares outstanding of the registrant's common stock as of August 31, 1996 was 26,362,384

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                            Page
- ------------------------------                                            ----

        Condensed Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995                                 3

        Condensed Consolidated Statements of Operations
         for the three months and six months ended
        June 30, 1996 and June 30, 1995                                     4

        Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 1996 and June 30, 1995           5

        Notes to Condensed Consolidated Financial Statements                6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 7

Part II - Other Information
- ---------------------------

        Legal Proceedings                                                   10

        Submission of Matters to a Vote of Security Holders                 10

        Exhibits and Reports on Form 8-K

              Exhibits:

              Amended and Restated Certificate of Incorporation             11

              Amended and Restated By-laws                                  16

              Statement Regarding Computation of Net Income per Share       31

              Financial Data Schedule                                       32

        Signatures                                                          33

                              OBJECT DESIGN, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)

                                                                  June 30,       December 31,
                                                                    1996             1995
                                                                  --------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                     $  3,253         $  2,465
    Marketable securities                                            3,455            1,488
    Accounts receivable, less allowances of $420
       and $592 at June 30, 1996 and
      December 31, 1995 respectively                                 7,797            7,631
    Accounts receivable - related parties                              174              433
    Prepaid expenses and other current assets                          862              445
                                                                  --------         --------
       Total current assets                                         15,541           12,462
Marketable securities                                                  734              748
Property and equipment, net                                          3,303            3,569
Other assets                                                           663              375
                                                                  --------         --------
                Total assets                                      $ 20,241         $ 17,154
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current portion of long-term obligations                          $    548         $    733
Accounts payable                                                     1,629            1,622
Accrued expenses                                                     2,785            2,251
Accrued compensation                                                 1,829            1,806
Deferred revenue                                                     4,725            5,640
Deferred revenue - related parties                                     154            1,400
                                                                  --------         --------
       Total current liabilities                                    11,670           13,452
Long-term obligations                                                  223              476
Redeemable convertible preferred stock, $.01 par
    value; 16,837,521 shares authorized at
    December 31, 1995 and 19,004,188 shares
    authorized at June 30, 1996; 16,236,654 shares
    issued and outstanding at December 31, 1995 and
    17,891,654 shares issued and outstanding at
    June 30, 1996 and no shares on a pro forma
    basis (liquidation preference $36,400,430,
    and $51,295,430 at December 31, 1995 and
    June 30, 1996, respectively)                                    41,898           35,982

Commitments and contingencies

Stockholders' deficit:
    Common stock, $.001 par value; 22,500,000 shares
       authorized at December 31, 1995 and 30,166,667
       shares authorized at June 30, 1996; 2,373,786
       shares issued at December 31, 1995 and 5,349,500
       shares issued at June 31, 1996                                    5                2
    Additional paid-in capital                                       1,361            1,673
    Accumulated deficit                                            (33,625)         (34,053)
    Net unrealized holding loss on marketable securities               (29)             (13)
    Cumulative translation adjustment                                 (269)             (43)
    Treasury stock of 18,900 shares, at cost                             -                -
    Advances to stockholders                                          (887)            (200)
    Unearned compensation                                             (106)            (122)
                                                                  --------         --------
       Total stockholders' deficit                                 (33,550)         (32,756)
                Total liabilities and stockholders'
                deficit                                           $ 20,241         $ 17,154
                                                                  ========         ========

    The accompanying notes are an integral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)


                                                     Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                    --------------------          --------------------
                                                      1996         1995             1996         1995
                                                    -------      -------          -------      -------
Revenues:
     Software                                       $ 5,717      $ 4,198          $11,329      $ 9,170
     Services                                         2,556        2,571            4,924        5,218
     Related party software and services                926          317            1,941          719
                                                    --------------------          --------------------
           Total revenues                             9,199        7,086           18,194       15,107
Cost of revenues:
     Cost of software                                   285          263              784          606
     Cost of services                                 1,660        1,747            3,358        3,404
     Cost of related party software
        and services                                     38          182              248          346
                                                    --------------------          --------------------
           Total cost of revenues                     1,983        2,192            4,390        4,356

Gross profit                                          7,216        4,894           13,804       10,751
Operating expenses:
     Selling and marketing                            4,243        4,998            7,926        9,829
     Research and development                         1,822        2,218            3,626        4,441
     General and administrative                         910        1,077            1,821        1,996
     Restructuring charges                                -        1,239                -        1,239
                                                    --------------------          --------------------
           Total operating expenses                   6,975        9,532           13,373       17,505
Operating income (loss)                                 241       (4,638)             431       (6,754)
Other income, net                                        42           18               21          138
Income (loss) before provision
     for income taxes                                   283       (4,620)             452       (6,616)
Provision for income taxes                                -            -               24            -
                                                    --------------------          --------------------
Net income (loss)                                   $   283      $(4,620)         $   428      $(6,616)
                                                    ====================          ====================

Accretion of redeemable common stock                   (666)           -             (999)           -
                                                    --------------------          --------------------
Net loss available to common
     stockholders (Note B)                          $  (383)     $(4,620)         $  (571)     $(6,616)
                                                    ====================          ====================

Net loss per common and common
     equivalent shares (Note B)                     $  0.03      $ (0.48)         $ (0.05)     $ (0.69)
                                                    ====================          ====================

Weighted average number of common and
     common equivalent shares
     outstanding (Note B)                            12,631        9,532           10,441        9,532
                                                    ====================          ====================

Pro forma income (loss) per common and
     common equivalent shares (Note B)              $  0.01      $ (0.18)         $  0.02      $ (0.26)
                                                    ====================          ====================

Pro forma weighted average number of common
     and common equivalent shares outstanding
     (Note B)                                        29,438       25,768           27,259       25,768
                                                    ====================          ====================


    The accompanying notes are an integral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                          Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                       1996                1995
                                                                     -------             -------
Cash flows from operating activities:
    Net income (loss)                                                $   428             $(4,620)
    Adjustments to reconcile net income (loss)
       to net cash used for operating activities:
       Depreciation and amortization                                     880                 834
       Bad debt expense                                                  112                 131
       Restructuring charges                                               -               1,239
       Other                                                               8                   -
       Net changes in operating assets and
           liabilities:
           Accounts receivable                                           (19)              2,136
           Prepaids and other current assets                            (418)               (212)
           Other assets                                                 (295)                (10)
           Accounts payable                                                7                 739
           Accrued expenses                                              557              (3,550)
           Deferred revenue                                           (2,161)                432
                                                                     -------             -------
             Net cash used for operating activities                     (901)             (2,881)
                                                                     -------             -------
Investing activities:
    Capital expenditures                                                (614)               (832)
    Purchases of marketable securities                                (3,466)               (509)
    Proceeds from maturity of available for sale
       marketable securities                                           1,500                 903
    Proceeds from sale of available for sale
       marketable securities                                               -               1,127
    Purchase of minority interest                                        (53)                  -
                                                                     -------             -------
             Net cash (used) provided for investing
                activities                                            (2,633)                689
                                                                     -------             -------
Financing activities:
    Proceeds from issuance of redeemable
       convertible preferred stock                                     4,917                   -
    Proceeds from exercise of stock options                               70                  65
    Principal payments on long-term borrowings                          (429)               (172)
    Principal payments on capital lease
       obligations                                                        (9)                 54
                                                                     -------             -------
           Net cash provided (used) for financing
              activities                                               4,549                 (53)
Effect of exchange rate changes on cash                                 (227)                 62
                                                                     -------             -------
Net change in cash and cash equivalents                                  788              (2,183)
Cash and cash equivalents, beginning of year                           2,465               3,225
                                                                     -------             -------
Cash and cash equivalents, end of period                             $ 3,253             $ 1,042
                                                                     =======             =======


   The accompanying notes are an integral part of the consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The condensed consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's registration statement on Form S-1 (SEC file No. 333-05241), as declared effective on July 23, 1996 (the "Registration Statement").

B. Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Registration Statement have been included in the calculations as if they were outstanding for all periods. As permitted under SAB No. 83, common equivalent shares, which consist of stock options, were determined using the treasury stock method and the initial public offering price of $10.00 per share.

Pro forma net income (loss) per common share has been computed in the same manner except that all outstanding shares of Preferred Stock that were convertible into common stock upon the effectiveness of the initial public offering ("IPO") are treated as having been converted into Common Stock at the date of the original issuance. Net income (loss) per common share on a pro forma basis, is the same as net income (loss) per common share on a supplementary basis.

C. Subsequent event

During July 1996, the Company completed its IPO and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share, resulting in net proceeds to the Company, after underwriting commissions and other costs, of approximately $18,530,000. The company repaid its term debt with the proceeds of the offering of approximately $580,000. In addition, upon closing of the IPO, all outstanding shares of Preferred Stock were automatically converted into shares of common stock. At June 30, 1996, accrued expenses included approximately $507,164 of deferred costs incurred in connection with the Company's IPO.

The Company has invested the balance of the IPO proceeds after repayment of its term debt in short term commercial paper and government mutual funds and is accounting for these investments in accordance with Statement of Financial Accounting Standards ("SFAS")

No. 115 Accounting for Certain Investments in Debt and Equity Securities. The effect of accounting for these available "for sale" securities is not expected to have a material impact on the financial position and results of operations of the Company.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. The Company's total revenues increased 29.8 % from $7.1 million for the three months ended June 30, 1995 to $9.2 million for the three months ended June 30, 1996. The Company's total revenues increased 20 % from $15.1 million for the six month period ended June 30, 1995 to $18.2 million for the six months ended June 30, 1996. This growth for the three and six month periods resulted primarily from unit volume increases in Objectstore database software licenses, as well as increases in related party revenues, as discussed below.

SOFTWARE REVENUES. Software revenues increased 36.2% from $4.2 million for the three month period ended June 30, 1995 to $5.7 million for the three month period ended June 30, 1996. Software revenues increased 23.5 % from $9.2 million for the six month period ended June 30, 1995 to $11.3 million for the six month period ended June 30, 1996. These increases were primarily due to increased unit volume sales of Objectstore database software licenses.

SERVICE REVENUES. Service revenues were $2.6 million for each of the three month periods ended June 30, 1995 and June 30, 1996. Service revenues decreased 5.6% from $5.2 million for the six month period ended June 30, 1995 to $4.9 million for the six month period ended June 30, 1996. The decrease was due to a reduction in billable consulting activity as a result of the Company's realignment of the focus of its technical support staff more toward non-billable customer deployment support.

RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties increased
192.4 % from $.3 million for the three month period ended June 30, 1995 to $.9 million for the three month period ended June 30, 1996. Revenues from related parties increased 170% from $.7 million for the six month period ended June 30, 1995 to $1.9 million for the six months ended June 30, 1996. The increase in both cases was primarily the result of recognition of deferred revenue attributable to a joint product development project with International Business Machines ("IBM"), which was being accounted for by the percentage of completion method. This project was terminated in the first half of 1996, and the Company has discontinued its joint product development activity with IBM.

COST OF SOFTWARE. Cost of software was $.3 million for each of the three month periods ended June 30, 1995 and June 30, 1996. Cost of software increased 29% from $.6 million for the six month period ended June 30, 1995 to $.8 million for the six month period ended June 30, 1996. This increase was attributable primarily to increases in direct costs related to increases in revenues and to an increase in royalties related to third party software.

COST OF SERVICES. Cost of services was $1.7 million for each of the three month periods ended June 30, 1995 and June 30, 1996. Cost of services was $3.4 million for each of the six month periods ended June 30, 1995 and June 30, 1996.

SELLING AND MARKETING EXPENSE. Selling and marketing expense decreased 15% from $5.0 million for the three month period ended June 30, 1995 to $4.2 million for the three month period ended June 30, 1996. Selling and marketing expense decreased 19.4% from $9.8 million for the six month period ended June 30, 1995 to $7.9 million for the six month period ended June 30, 1996. The decrease in each case reflects the effects of the Company's restructuring in the second half of 1995 and related headcount reductions. The Company intends to expand its direct sales force and significantly increase its expenditures on marketing focused on the Internet opportunity throughout 1996.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased 17.9% from $2.2 million for the three month period ended June 30,1995 to $1.8 million for the three month period ended June 30, 1996. Research and development expense decreased 18.4% from $4.4 million for the six month period ended June 30, 1995 to $3.6 million for the six month period ended June 30, 1996. The decreases reflect the effects of the Company's restructuring and headcount reductions in the second half of 1995. The Company expects that research and development expense will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and its current related products to support the Company's introduction of new products for the Internet.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 15.5% from $1.1 million for the three months ended June 30, 1995 to $.9 million for the three months ended June 30, 1996. General and administrative expense decreased 8.7% from $2.0 million for the six month period ended June 30, 1995 to $1.8 million for the six months ended June 30, 1996. In each case, the decrease was due to the effect of the Company's expense reduction program in the second half of 1995, partially offset by increases in consulting fees and some temporary duplication in personnel costs associated with the Company's strategic realignment and transition in senior management in late 1995 and early 1996.

RESTRUCTURING CHARGES. Restructuring charges in the three months ended June 30, 1995 consisted primarily of severance payments and costs related to consolidation of the Company's facilities in connection with its restructuring and strategic realignment in the second and third quarters of 1995.

PROVISION FOR INCOME TAXES. The Company's effective tax rate of 5% for the six months ended June 30, 1996 reflects a federal alternative minimum tax provision in the first quarter of 1996. The effective tax rate in all periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES. Prior to its IPO in July, 1996 the Company had financed its operations through a combination of sales of Preferred Stock, bank lines of credit and capital and operating leases. During July, 1996 the Company completed its IPO and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share resulting in net proceeds to the Company, after underwriting commissions and other costs of approximately $18,530,000.

As of June 30, 1996, the Company had cash and cash equivalents of $3.3 million. During the six month period ended June 30, 1996, the Company had net income of $.3 million and generated a net cash increase of $.8 million. The Company's operating activities used cash of $1.0 million and $2.9 million in the six month period ended June 30, 1996 and 1995, respectively. In the six month period ended June 30, 1996, the Company's improved results of operations were more than offset by a $2.2 million decrease in the amount of cash received in the form of prepaid license fees, primarily from IBM, which was recorded as deferred revenue.

The Company's investing activities used $2.6 million of cash in the six month period ended June 30, 1996, compared with cash provided by investing activities of $.7 million in the corresponding period of 1995. This increase was attributable primarily to net purchases of marketable securities of $1.9 million in the six month period ended June 30, 1996. These uses of cash were more than offset by the $4.6 million in cash provided by the Company's financing activities in the six month period ended June 30, 1996. The increase in cash during the six month period ended June 30, 1996 was attributable primarily to a sale of $4.9 million of convertible Preferred Stock in February 1996.

The Company is in discussions with the First National Bank of Boston for a new $2.0 million line of credit. The Company intends to use the line for letters of credit from time to time. There can be no assurances that the Company will enter into such a new credit facility.

The Company believes that the net proceeds from the IPO, together with current cash, cash equivalents and marketable securities, its capital leases and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least 1997.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings, either outstanding or pending with respect to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously disclosed in the Company's Registration Statement, the stockholders of the Company approved by written consent in July 1996 an Amended and Restated Certificate of Incorporation and Amended and Restated By-laws included in this Quarterly Report on Form 10-Q as Exhibits 3.3 and 3.5 respectively. Each of these became effective on July 26, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits
        --------

        3.3*  Amended and Restated Certificate of Incorporation

        3.5*  Amended and Restated By-laws

        11.1  Statement Regarding Computation of Net Income per Share

        27    Financial Data Schedule

b)      Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the quarter ended June 30, 1996

* Incorporated by reference to the similarly numbered Exhibits to the Registration Statement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 1996.


                                     OBJECT DESIGN, INC.
                                     (REGISTRANT)


SEPTEMBER 3, 1996                    BY: /s/ Robert N. Goldman
                                        ----------------------------------------
                                     ROBERT N. GOLDMAN
                                     PRESIDENT, CHAIRMAN OF THE BOARD


SEPTEMBER 3, 1996                    BY: /s/ Lacey P. Brandt
                                        ----------------------------------------
                                     LACEY P. BRANDT
                                     CHIEF FINANCIAL OFFICER