Form 10-Q
period 1996-09-30
OBJECT DESIGN INC
filed 1996-11-14
CIK 1014955

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                         Commission File Number 0-21041

                               OBJECT DESIGN, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                      02-0424252
         (State or other jurisdiction of                     (I.R.S.  Employer
         incorporation or organization)                      Identification No.)


         25 MALL ROAD, BURLINGTON, MA                                01803
         (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (617) 674-5000

         Indicate by check mark whether the Registrant (1) has filed all reports required to by filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X                   No


      The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 26,507,960

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                                         Page
------------------------------                                                         ----

         Consolidated Balance Sheets as of                                               3
         September 30, 1996 and December 31, 1995

         Consolidated Statements of Operations                                           4
         for the three months and nine months ended
         September 30, 1996 and September  30, 1995

         Consolidated Statements of Cash Flows                                           5
         for the nine months ended September  30, 1996 and
         September 30, 1995

         Notes to Consolidated Financial Statements                                      6

         Management's Discussion and Analysis of Financial                               7
         Condition and Results of Operations

Part II - Other Information

         Legal Proceedings                                                              11

                Statement Regarding Computation of Net Income per Share                 12

                Financial Data Schedule                                                 13

         Signatures

                               OBJECT DESIGN, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                     --------        --------
ASSETS                                                                              (unaudited)
Current assets:
       Cash and cash equivalents                                                     $ 17,413        $  2,465
       Marketable securities                                                            4,491           1,488
       Accounts receivable, less allowances of $508
       and $592 at September 30, 1996 and
       December 31, 1995 respectively                                                   9,468           7,631
       Accounts receivable - related parties                                              174             433
       Prepaid expenses and other current assets                                          665             445
                                                                                     --------        --------
                 Total current assets                                                  32,211          12,462
Marketable securities                                                                   1,241             748
Property and equipment, net                                                             3,071           3,569
Other assets                                                                              789             375
                                                                                     --------        --------
                                  Total assets                                       $ 37,312        $ 17,154
                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current portion of long-term obligations                                             $     37        $    733
Accounts payable                                                                        1,975           1,622
Accrued expenses                                                                        2,583           2,251
Accrued compensation                                                                    2,053           1,806
Deferred revenue                                                                        3,433           5,640
Deferred revenue - related parties                                                         50           1,400
                                                                                     --------        --------
                 Total current liabilities                                             10,131          13,452
Long-term obligations                                                                      61             476
Redeemable convertible preferred stock, $.01 par
       value; 16,837,521 shares authorized at December 31, 1995 and 19,004,188 shares authorized at September 30, 1996; 16,236,654 shares issued and outstanding at December 31, 1995 and 17,891,654 shares converted to
       common stock on July 23, 1996 at par value                                          --          35,982

Commitments and contingencies

Stockholders' deficit:
       Common stock, $.001 par value; 22,500,000 shares authorized at
             December 31, 1995 and 200,000,000 shares authorized at
             September 30, 1996; 2,373,786 shares issued at December 31,
             1995 and 26,405,300
             shares issued at September 30, 1996                                           26               2
       Preferred stock, $.01 par value; 5,000,000 shares
             authorized at September 30, 1996                                              --              --
       Additional paid-in capital                                                      61,549           1,673
       Accumulated deficit                                                            (33,136)        (34,053)
       Net unrealized holding loss on marketable securities                                (7)            (13)
       Cumulative translation adjustment                                                 (326)            (43)
       Treasury stock of 18,900 shares, at cost                                            --              --
       Advances to stockholders                                                          (887)           (200)
       Unearned compensation                                                              (99)           (122)
                                                                                     --------        --------
                 Total stockholders' deficit                                           27,120         (32,756)
                                  Total liabilities and stockholders'
                                  deficit                                            $ 37,312        $ 17,154
                                                                                     ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                  ------------------------        ------------------------
                                                                      1996            1995            1996            1995
Revenues:
       Software                                                   $  6,632        $  4,421        $ 17,961        $ 13,591
       Services                                                      2,649           2,745           7,573           7,963
       Related party software and services                             244           1,190           2,185           1,909
                                                                  --------        --------        --------        --------
                  Total revenues                                     9,525           8,356          27,719          23,463
Cost of revenues:
       Cost of software                                                481             127           1,264             733
       Cost of services                                              1,590           1,970           4,949           5,374
       Cost of related party software
          and services                                                 124             274             372             620
                                                                  --------        --------        --------        --------
                  Total cost of revenues                             2,195           2,371           6,585           6,727

Gross profit                                                         7,330           5,985          21,134          16,736
Operating expenses:
       Selling and marketing                                         4,550           5,475          12,476          15,304
       Research and development                                      1,735           1,971           5,361           6,412
       General and administrative                                      726             785           2,547           2,781
       Restructuring charges                                            --           1,470              --           2,709
                                                                  --------        --------        --------        --------
                  Total operating expenses                           7,011           9,701          20,384          27,206
Operating income (loss)                                                319          (3,716)            750         (10,470)
Other income net:                                                      191               8             212             146
Income (loss) before provision
       for income taxes                                                510          (3,708)            962         (10,324)
Provision for income taxes                                              --              --              24              --
                                                                  --------        --------        --------        --------
Net income (loss)                                                 $    510        $ (3,708)       $    938        $(10,324)
Accretion of redeemable common stock                              $   (174)       $     --        $ (1,173)       $     --
                                                                  --------        --------        --------        --------
Net income (loss) available to common stockholders (Note B)       $    336        $ (3,708)       $   (234)       $(10,324)
                                                                  ========        ========        ========        ========

Net income (loss) per common and common
       equivalent share (Note B)                                  $   0.02        $  (0.39)       $  (0.02)       $  (1.08)
                                                                  ========        ========        ========        ========


Weighted average number of common and
       common equivalent shares outstanding (Note B)                20,662           9,532          13,054           9,532
                                                                  ========        ========        ========        ========

Pro forma net income (loss) per common and
       common equivalent share (Note B)                           $   0.02        $  (0.14)       $   0.03        $  (0.40)
                                                                  ========        ========        ========        ========


Pro forma weighted average number of common and
       common equivalent shares outstanding (Note B)                28,561          25,945          26,854          25,777
                                                                  ========        ========        ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                ------------------------
                                                                  1996            1995
                                                                --------        --------
Cash flows from operating activities:
    Net income (loss)                                           $    938        $(10,324)
    Adjustments to reconcile net income (loss)
        to net cash used for operating activities:
        Depreciation and amortization                              1,321           1,263
        Bad debt expense                                             173             269
        Restructuring charges                                         --           2,709
        Other                                                          8              --
        Net changes in operating assets and
            liabilities:
            Accounts receivable                                   (1,751)          2,110
            Prepaids and other current assets                       (220)             31
            Other assets                                            (422)            (57)
            Accounts payable                                         353            (283)
            Accrued expenses                                         558          (2,368)
            Deferred revenue                                      (3,557)            402
                                                                --------        --------
                   Net cash used for operating activities         (2,599)         (6,248)
                                                                --------        --------
    Investing activities:
        Capital expenditures                                        (823)           (861)
        Purchases of marketable securities                        (4,937)           (509)
        Proceeds from maturity of available for sale
            marketable securities                                  1,500             903
        Proceeds from sale of available for sale
            marketable securities                                     --           5,627
        Purchase of minority interest                                (53)             --
                                                                --------        --------
                   Net cash (used) provided for investing
                        activities                                (4,313)          5,160
                                                                --------        --------
    Financing activities:
        Proceeds from issuance of redeemable
            convertible preferred stock                            4,917              --
        Proceeds from IPO, net                                    18,216              --
        Proceeds from exercise of stock options                      121             264
        Principal payments on long-term borrowings                  (696)           (383)
        Principal payments on capital lease
            obligations                                             (415)             37
                                                                --------        --------
                   Net cash provided (used) for financing
                        activities                                22,143             (82)
    Effect of exchange rate changes on cash                         (283)           (122)
                                                                --------        --------
    Net change in cash and cash equivalents                       14,948          (1,292)
    Cash and cash equivalents, beginning of year                   2,465           3,225
                                                                --------        --------
    Cash and cash equivalents, end of period                    $ 17,413        $  1,933
                                                                ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

The consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's registration statement on Form S-1 (SEC file No. 333-05241), as declared effective on July 23, 1996 (the "Registration Statement").

B.       Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Registration Statement have been included in the calculations as if they were outstanding for all periods prior to the initial public offering ("IPO"). As permitted under SAB No. 83, these common equivalent shares, which consist of stock options, were determined using the treasury stock method and assumed an initial public offering price of $10.00 per share.

Pro forma net income (loss) per common share has been computed in the same manner except that all outstanding shares of Preferred Stock that were convertible into common stock upon the effectiveness of the IPO are treated as having been converted into Common Stock at the date of the original issuance. Net income (loss) per common share on a proforma basis is the same as net income
(loss) per common share on a supplementary basis.

C.       Stockholders Equity

On July 23, 1996, the Company completed its initial public offering of 3,000,000 shares of common stock. Upon completion of the offering, all issued and outstanding shares of redeemable convertible Preferred Stock were converted into 17,891,654 shares of Common Stock. The Company received net proceeds of $18,216,000 after underwriting commissions and other costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS:

TOTAL REVENUES. The Company's total revenues increased 14% from $8.4 million for the three months ended September 30, 1995 to $9.5 million for the three months ended September 30, 1996. The Company's total revenues increased 18 % from $23.5 million for the nine month period ended September 30, 1995 to $27.7 million for the nine months ended September 30, 1996. This growth for the three and nine month periods resulted primarily from unit volume increases in Objectstore database software licenses, partially offset in the three month period by a decrease in Related Party revenue as discussed below.

SOFTWARE REVENUES. Software revenues increased 50% from $ 4.4 million for the three month period ended September 30, 1995 to $6.6 million for the three month period ended September 30, 1996. Software revenues increased 32% from $13.6 million for the nine month period ended September 30, 1995 to $18 million for the nine month period ended September 30, 1996. These increases were primarily due to increased unit volume of Objectstore database software licenses.

SERVICE REVENUES. Service remained constant at $2.7 million for the three month period ended September 30, 1995 and $2.7 million for the three month period ended September 30, 1996. Service revenues decreased 5% from $8.0 million for the nine months ended September 30, 1995 to $7.6 million for the nine month period ended September 30, 1996. The decrease in the nine month period was due to a reduction in billable consulting activity consistent with the Company's redirection of its technical support staff more toward non-billable customer deployment support. The Company expects service revenues to grow in dollar amount in future periods as license revenue grows.

RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties decreased 80% from $1.2 million for the three month period ended September 30, 1995 to $.2 million for the three month period ended September 30, 1996. Revenues from related parties increased 14% from $1.9 million for the nine month period ended September 30, 1995 to $2.2 million for the nine months ended September 30, 1996. The decrease for the three month period was primarily the result of an expected drop off of revenues from IBM attributable to the discontinuation of a significant joint product development project. Increases in the nine month period ended September 30, 1996 reflect recognition of significant deferred IBM revenues in the first two quarters of 1996 related to this joint development project which was being accounted for on a percentage of completion basis. This project terminated in the first half of 1996, and the Company has discontinued its joint product development activity with IBM.

COST OF SOFTWARE. Cost of software increased 278% from $.1 million for the three month period ended September 30, 1995 to $.5 million for the three month period ended September 30, 1996.

Cost of software increased 72% from $.7 million for the nine month period ended September 30, 1995 to $1.3 million for the nine month period ended September 30, 1996. This increase in cost of software for the three and nine month period is attributable primarily to increases in direct costs related to increases in revenues and to an increase in royalties related to third party software.

COST OF SERVICES. Cost of services decreased 19% from $2.0 million for the three month period ended September 30, 1995 to $1.6 million for the three month period ended September 30, 1996. Cost of services decreased 8% from $5.4 million for the nine month period ended September 30, 1995 to $4.9 million for the nine month period ended September 30, 1996. Decreases in cost of service in both the three and nine month periods reflect decreases in staffing in billable consultants consistent with the redirection of the Company's technical support staff more toward non-billable customer deployment activities. Cost of services as a percentage of service revenues has declined in both periods as a result of a service revenue shift towards higher margin maintenance revenue.

SELLING AND MARKETING. Selling and marketing expenses decreased 17 % from $5.5 million for the three month period ended September 30, 1995 to $4.6 million for the three month period ended September 30, 1996. Selling and marketing expenses decreased 18% from $15.3 million for the nine month period ended September 30, 1995 to $12.5 million for the nine month period ended September 30, 1996. The decrease in expense reflects the effects of the Company's restructuring in the second half of 1995 and related headcount reductions. The Company intends to expand its direct sales force and significantly increase its expenditures on marketing programs focused on the Internet and distributed computing market opportunities throughout 1996 and 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 12% from $2.0 million for the three month period ended September 30,1995 to $1.7 million for the three month period ended September 30, 1996. Research and development expenses decreased 16% from $6.4 million for the nine month period ended September 30, 1995 to $5.4 million for the nine month period ended September 30, 1996. The decreases reflect the effects of the Company's restructuring and headcount reductions in the second half of 1995. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and its current related products to support the Company's introduction of new products for the Internet and distributed computing applications.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 8% from $.8 million for the three months ended September 30, 1995 to $.7 million for the three months ended September 30, 1996. General and administrative expenses decreased 8% from $2.8 million for the nine month period ended September 30, 1995 to $2.5 million for the nine months ended September 30, 1996. In each case, this decrease was due to the effect of the Company's expense reduction program in the second half of 1995, partially offset by increases in consulting fees and some temporary duplication in personnel costs associated with the Company's strategic realignment and transition in senior management in late 1995 and early 1996.

RESTRUCTURING CHARGES. Restructuring charges in the three months and nine months ended September 30, 1995 consisted primarily of severance payments and costs related to consolidation of the Company's facilities in connection with its restructuring and strategic realignment in the second and third quarters of 1995.

PROVISION FOR INCOME TAXES. The Company's effective rate of 5% for the nine months ended September 30, 1996 reflects an alternative minimum tax provision in the first quarter of 1996. The effective tax rate in all periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES. Prior to its IPO in July, 1996, the Company had financed its operations through a combination of sales of Preferred Stock, bank lines of credit and capital and operating leases. During July, 1996, the Company completed its IPO and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share resulting in net proceeds to the Company of $18,216,000, after underwriting commissions and other costs.

As of September 30, 1996, the Company had cash and cash equivalents of $17.4 million. During the nine months ended September 30, 1996, the Company had net income of $.9 million and generated a net cash increase of $14.9 million. The Company's operating activities used cash of $2.6 million and $6.2 million for the nine month periods ended September 30, 1996 and September 30, 1995, respectively. In the nine months ended September 30, 1996, the Company's improved net income as compared to the same period prior year was offset by increases in working capital, specifically a $3.5 million decrease in deferred revenue primarily from an IBM contract, which was previously recorded as deferred revenue.

The Company's investing activities used $4.3 million of cash in the nine month period ended September 30, 1996, compared with cash provided by the Company's financing activities of $5.2 million in the corresponding period of 1995. This increase is attributable primarily to net purchase of $3.4 million of marketable securities in the nine month period ended September 30, 1996. These uses of cash were more than offset by the $22.1 million in cash provided by the Company's financing activities in the nine months ended September 30, 1996. The increase in cash during the nine month period ended September 30, 1996 was attributable to the $18.2 million proceeds from the IPO in July 1996 and the sale of $4.9 million of convertible Preferred Stock in February 1996.

The Company has agreed in principle with Bank of Boston to enter into a $2.0 million line of credit. The terms of the line of credit require the Company to maintain certain financial and operating convenants. The Company intends to use the line for letters of credit from time to time. The borrowing rate is Bank of Boston's base rate plus one half (1/2) percent.

The Company believes that its current cash, cash equivalents and marketable securities, its capital leases and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through 1997.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings, either outstanding or pending with respect to the Company.

ITEM 6.  REPORTS ON FORM 8-K

a)    Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1996.


                                           OBJECT DESIGN, INC.
                                           (REGISTRANT)


NOVEMBER 13, 1996                          BY: /s/ Robert N. Goldman
                                           _________________________________
                                           ROBERT N. GOLDMAN
                                           PRESIDENT, CHAIRMAN OF THE BOARD



NOVEMBER 13, 1996                          BY: /s/ Lacey P. Brandt
                                           _________________________________
                                           LACEY P. BRANDT
                                           CHIEF FINANCIAL OFFICER