Form 10-K
period 1996-12-31
OBJECT DESIGN INC
filed 1997-03-31
CIK 1014955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1996 Commission File Number 0-21041

                               OBJECT DESIGN, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          02-0424252
             --------                                          -----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    25 MALL ROAD, BURLINGTON, MA                                 01803
    ----------------------------                                 -----
    (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (617) 674-5000

            Securities registed pursuant to Section 12(b) of the Act:
                         Common Stock, par value $.001
                         -----------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _________

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 28, 1997 as reported by the Nasdaq National Market, was approximately $77,530,285. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and holder of 10% or more of the voting stock of the Company is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997 the Registrant had outstanding 26,790,476 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 37

                                     PART I

Item 1.  BUSINESS

OVERVIEW

         Object Design develops, markets, and supports the ObjectStore database management system and related tools, used to build and deploy Internet, Intranet and other distributed computing applications. The Company's database products are designed to meet the performance, scalability, and rapid time to market requirements of this new generation of applications. ObjectStore supports extended data types such as image, text, time series, spatial, video, audio, HTML and Java software objects, as well as the extended relationships among data exemplified by the non-tabular, unstructured data found on the Internet.

PRODUCTS

    The Company's ObjectStore database management system, multimedia Object Managers, DBconnect, and related development and database administration tools provide a powerful data management solution for customers building Internet and Intranet applications and other high-performance distributed computing applications requiring the management of extended data types and extended data relationships. Prices of development licenses for the Company's products range from approximately $400 to approximately $30,000, based on hardware platform, configuration, machine class, quantity ordered and other factors. Run-time licenses for the Company's products are generally priced separately.

The following comprise the Company's product family:

    OBJECTSTORE. ObjectStore is an object oriented database management system that provides native support for both extended data types and extended data relationships. Since its introduction in 1990, ObjectStore has been successfully deployed in telecommunications, finance and engineering design and analysis applications where high performance, reliability, concurrency, and scalability are core requirements. The ObjectStore database delivers the following key benefits:

[BULLET] Provides native storage and management of extended data types such as multimedia data and software objects without requiring the programmer to write application code to map extended data types into relational tables. Storage and handling of extended data types with the related behavior logic as a single object permits rapid access and processing and eliminates the requirement to separately provide that behavior logic in the application. Native storage of extended data types and encapsulation of behavior logic make possible functions such as content searching on image data -- for example, to locate an image by shape, color or texture -- that would be difficult or impossible to implement with a relational database.

[BULLET] Is easily extensible to permit the Company or customers to add support for new data types or add more powerful functions to manipulate existing data types. Through creation or modification of the class libraries that describe the data structure and behavior of extended data types, ObjectStore enables the rapid incorporation of new data types and additional functions.

[BULLET] Provides for direct modeling of extended relationships among sets of data, allowing customers to create applications optimized to navigate and manipulate complex data structures. Because extended relationships are stored as direct links in the database, ObjectStore enables an Internet application to dynamically construct a Web page on demand in response to user input by rapidly locating and assembling content from a variety of disparate data sources.

[BULLET] Provides full support for object oriented programming methodologies. Because data is stored in the same object oriented format in which it will be used by the application code, ObjectStore accelerates the development process and improves application performance by eliminating the need to map to relational tables. ObjectStore offers customers several programming language interfaces to the database, including Java, C++, HTML, SQL, and ActiveX.

        OBJECT MANAGERS. ObjectStore Object Managers are modules that enable extended data types to be stored and manipulated as objects by the ObjectStore database. Used individually or in combination with each other, Object Managers provide storage management and built-in functions to operate on extended data types. The Company intends to continue to introduce new Object Managers and increase the capabilities of existing Object Managers through its own development projects and through partnerships. Object Managers currently available from Object Design include:

        Image Object Manager. The Image Object Manager is designed to help customers build image-rich Internet and multimedia applications. The Company's Image Object Manager includes visual search engine technology licensed from Virage.

        Text Object Manager. The Text Object Manager allows users to store and retrieve unstructured text in native text formats such as word processor formats and also includes a built-in capability to perform free text indexing, search and retrieval. The Text Object Manager includes text search engine technology licensed from Verity.

        Video Object Manager. The Video Object Manager allows users to manage, back up, archive and index video clips in common file formats such as MPEG or QuickTime directly in the database.

        Audio Object Manager. The Audio Object Manager allows users to manage, back up, archive and index audio clips in common file formats such as MIDI or .AU format directly in the database.

        Spatial Object Manager. The Spatial Object Manager allows users to store, index, and analyze spatial data with any number of dimensions and representations.

        Time Series Object Manager. The Time Series Object Manager allows users to store, index, and analyze time series data that repeats over regular or irregular time periods.

        HTML Object Manager. The HTML Object Manager allows users to store and retrieve HTML text, including words, phrases, paragraphs or entire HTML pages, as HTML objects.

        Java Object Manager. The Java Object Manager allows users to store Java applets directly as objects in the ObjectStore database. The Java Object Manager permits users to index, store, retrieve, back up, and archive Java software objects natively.

        Additional Object Managers have been developed and are sold by third party vendors which have joined Object Design's Alliance Program.

    DEVELOPMENT AND END-USER TOOLS. Object Design provides customers with tools designed to enhance the ability of developers and end users to build and deploy applications with the Company's products and to easily access information stored within the ObjectStore database. The tools currently offered by Company are:

        ObjectForms. ObjectForms provides a comprehensive templating facility and point-and-click development tool which facilitate development of HTML-based applications for ObjectStore. ObjectForms provides connectivity between the ObjectStore database and standard Web server software through its Webconnect module. Webconnect allows customers to connect directly through higher-speed proprietary vendor interfaces such as Netscape's NSAPI or Microsoft's ISAPI, as well as through the standard Common Gateway Interface ("CGI"). Webconnect also provides automated dispatching capabilities that permit customers to build and deploy high-volume Web sites using the ObjectStore database.

        ObjectStore Inspector is a graphical browser, editor and query tool for the ObjectStore database.

        ObjectStore Performance Expert, a graphical, interactive analysis and monitoring tool, is designed to provide developers and database administrators with information necessary to optimize the scalability and concurrency and tune the performance of ObjectStore-based applications.

        ObjectStore OpenAccess, a query and reporting interface tool for the ObjectStore database, is implemented through the Microsoft Open Database Connectivity ("ODBC") protocol.

    DBCONNECT. DBconnect is a powerful connectivity tool that allows applications built with the ObjectStore database to access data stored in existing relational databases.

    OBJECTSTORE PSE AND OBJECTSTORE PSE PRO. In the fall of 1996, Object Design introduced single-user versions of the ObjectStore database for C++ and Java which provide local storage for desktop and browser applications. These products share a consistent application programming interface with the full ObjectStore database, enabling developers to scale applications from desktop to server. ObjectStore PSE Pro is sold and distributed over the Internet; ObjectStore PSE is distributed free of charge from Object Design's Web site. Selected ObjectStore PSE products are also distributed and/or bundled by Microsoft, Netscape, Borland, Asymetrix and other vendors.

SERVICES

    The Company supplements its product offerings with training, consulting, and technical support services. The Company has implemented a key account management program in which technical support personnel are assigned to provide customers with assistance in project and deployment planning with the objective of more successful implementation of applications and greater customer satisfaction. The Company also offers fee-based training, consulting and maintenance and support services. Training courses are held at various Company locations around the world or at customers' sites. The Company currently offers a schedule of eleven different training courses covering subjects ranging from introductory object oriented programming techniques to advanced topics such as database performance tuning and Internet application design concepts. The Company also provides fee-based consulting services to its customers in the form of on-site services designed to provide high-leverage assistance at key points in the customers' product development cycle. Maintenance and support contracts are offered with the initial software license and typically are renewable annually. Maintenance and support fees are set at a fixed percentage, generally 15%, of the current list price of the product. Support services include the maintenance of the Company's software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel. Customers who are under an active software support contract are entitled to product upgrades and enhancements when released by the Company. Certain of the Company's distributors and channel partners also provide telephone and initial support to end users.

RESEARCH, DEVELOPMENT, AND QUALITY ASSURANCE

    The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in object oriented database technology and develop new products that meet an expanding range of customer requirements, particularly those customer requirements associated with the Company's focus on Internet and Intranet applications. The Company's research and development organization is divided into teams consisting of development engineers, quality assurance, testing, and porting engineers, and technical writers. Product definition is based on a consolidation of requirements from existing and prospective customers and from the Company's technical support, product management, and engineering groups.

The Company's research and development is focused on development of new products and enhancement of the functionality of the Company's existing products. The Company currently plans to release enhancements of its existing products and several new products, including a programming language interface for Java, currently in beta testing, to be introduced during the first half of 1997. The Company's scheduled release dates for products and product enhancements are forward-looking statements, and the actual release dates for such products and enhancements could differ materially from those stated as a result of a variety of factors, including the ability of the Company's engineers to solve technical problems and test products as well as other factors, including factors outside the Company's control. As of December 31, 1996, there were 55 employees on the Company's research and development staff. The Company's research and development expenditures during 1996, 1995, and 1994 were $7.5 million, $8.3 million, and $9.5 million, respectively, and represented 19.5%, 25.4%, and 37.3%, of the Company's total revenues, respectively.

SALES AND MARKETING

    The Company employs a multi-channel sales and marketing strategy, using direct sales, systems integrators, independent software vendors, distributors and other channel partners to address its global market.

    DIRECT SALES. The Company has historically relied principally on direct sales of its products. The Company has structured its direct sales force in teams consisting of a field sales representative and a technical sales support representative. As of December 31, 1996, the Company's direct sales force consisted of 76 employees. In addition to its Burlington, Massachusetts headquarters, the Company has domestic sales locations in Atlanta, Chicago, Cincinnati, Dallas, Los Angeles, Melbourne, FL, New York, San Mateo, CA and Washington, DC, and international direct sales locations in Brussels, London, Paris, Tokyo and Weisbaden. The Company intends to hire additional sales and support personnel to broaden its direct selling effort and distribution capabilities.

    CHANNEL PARTNER PROGRAMS. The Company conducts programs aimed at attracting systems integrators, independent software vendors and resellers to complement its direct sales force and broaden the worldwide penetration of the Company's products. The Company's systems integration partners include Alta Software, Andersen Consulting, USWeb, Indus, SAIC and TASC. The Company intends to continue to expand its channel partner programs to attract additional channel partners that have specifically targeted Internet and Intranet applications.

    INTERNATIONAL DISTRIBUTORS. In certain international markets, the Company uses third party distributors and resellers that are supported by the Company's sales organization. Approximately 12.7%, 12.9%, and 8.5% of the Company's total revenues were derived from sales to international distributors in 1996, 1995 and 1994, respectively. The Company intends to increase the number of its international distributors.

    In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs including direct mail, trade shows, public relations, advertising, seminars, and ongoing customer and third party communications programs. The Company also seeks to stimulate interest in its products and services through speaking engagements, white papers, technical notes and other publications. The Company has also established a home page on the World Wide Web where potential customers can obtain information about the Company's products.

CUSTOMERS

         During 1996, the Company changed its product development and marketing strategy to focus on the Internet and Intranet computing markets. In March 1996, the Company introduced its ObjectForms and Object Manager products, specifically designed to address this market. Customers who are developing and deploying advanced applications for the Internet and corporate Intranets using these new products represent a varied group of industries and company profiles. Examples of customers of these products range from large airlines, banks, media companies, car manufacturers to small systems integrators implementing Web-based applications for their customers and small entrepreneurial customers setting up electronic commerce sites on the Internet. All these customers' applications have in common the requirements for speed of data access, use of extended data types and extended relationships and the desire to program in an object oriented environment.

         In 1996 most of the Company's revenue was derived from sales of its products and services into its traditional markets of telecommunications, network management, finance and engineeing design and analysis, where rigorous requirements for high performance, reliability, concurrency and scalability must be met and where conventional relational database systems have been unable to meet the challenge of managing extended data types and extended data relationships while providing acceptable performance. No customer accounted for 10% or more of revenue during the years of 1996, 1995 and 1994.

BACKLOG

The Company maintains no material backlog because business typically is booked and shipped in the same quarter.

COMPETITION

    The market in which the Company competes is intensely competitive, highly fragmented, and characterized by rapidly changing technology and standards. The Company's current and prospective competitors offer a variety of database solutions, including: object databases available from Computer Associates, GemStone, Objectivity, O2, Poet and Versant; relational databases available from Computer Associates, IBM, Informix, Microsoft, Oracle and Sybase; extended-relational and object-relational databases available from IBM, Informix, Oracle and UniSQL; and other specialized databases such as on-line analytical processing databases. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing, and other resources than the Company, and many of which have well established relationships with current and potential customers of the Company. In the future, the Company expects to experience increased competition from established vendors of relational database systems that may seek to offer extended-relational, object-relational or object oriented database management systems. It is also possible that alliances among competitors may emerge and rapidly acquire significant market share. The Company also believes that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance the Company will be able to compete effectively against current and future competitors.

    The Company believes that the principal competitive factors affecting its market include product features and functionality, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation and financial viability. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position with respect to these and other important competitive factors.

PROPRIETARY TECHNOLOGY AND  LICENSED TECHNOLOGY

    The Company relies on a combination of trademark, copyright, trade secret laws, employee and third-party non-disclosure agreements, confidentiality procedures and contractual provisions to protect its proprietary technology. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which offer limited protection. The Company currently has one United States patent, covering certain virtual memory mapping architecture used in its ObjectStore database management system. There can be no assurance that the Company's patent will not be invalidated, circumvented, or challenged, that the rights granted thereunder will provide competitive advantage to the Company or that any future patent applications will be issued with the scope of the claims sought by the Company. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development of similar technology by others. Certain of the Company's software products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although in larger sales the Company's shrink wrap licenses are generally accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same degree as the laws of the United States. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. If infringement is alleged, the Company could be required to discontinue the use of certain software or to cease the use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or to the Company's products. However, the computer software market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. The Company believes that, due to the rapid pace of technological innovation for database software products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

    The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used to perform key functions such as the relational database engine licensed from Dharma Systems and incorporated in the Company's DBconnect and OpenAccess products, visual and text search engine technology licensed from Virage and Verity and HTML development tools licensed from net.Genesis. In addition, the Company has licensed technology from IBM for use in its ObjectStore Performance Expert product and technology from ViVi Software, for use in its ObjectStore Inspector product. As of January 16, 1997, the Company acquired all assets of ViVi Software including the ObjectStore Inspector product. The agreement with net.Genesis conveys a fully paid license to use the net.Genesis technology in the Company's products. The other licensing agreements require the Company to pay royalties to the licensors upon sale of the Company's products containing the licensed technology. The Company believes that it will be able to renew non-perpetual licenses or that it will be able to obtain substitute product if needed.

EMPLOYEES

As of December 31, 1996 the Company employed 233 full-time employees, including 55 in research and development, 88 in sales and marketing, 62 in customer support, and 28 in finance and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

Item 2.  PROPERTIES

Facilities

The Company's corporate headquarters are located in Burlington, Massachusetts, in a leased facility consisting of approximately 34,000 square feet of office space occupied under a lease expiring in November 2001 at an annual lease rate of $677,000. The Company also leases space for sales offices in Atlanta, Chicago, Cincinnati, Dallas, Los Angeles, Melbourne, FL, New York, San Mateo, CA and Washington, DC, and internationally in Brussels, London, Paris, Tokyo and Weisbaden.

Item 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is traded on the over-the-counter market under the Nasdaq symbol ODIS. The following table sets forth the high and low sale prices for the Company's Common Stock reported on the Nasdaq National Market for each quarter during 1996, commencing on July 23, 1996, the date when Company's stock began publicly trading.

                                            High               Low
                                            ----               ---
Third Quarter
(commencing July 23, 1996)                  $17.00            $ 6.62

Fourth Quarter                              $17.12            $10.25

The approximate number of holders of record of the Company's Common Stock as of February 28, 1997 is 218. The Company has never paid cash dividends on its Common Stock. The current policy of its Board of Directors is to retain all earnings for the continued growth of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is furnished with regard to all securities sold by the Company during 1996 which were not registered under the Securities Act.

         (a) From January 1, 1996 through June 30, 1996 the Company issued an aggregate of 3,154,167 shares of Common Stock to 77 directors, officers, employees and consultants of the Company upon the exercise of options granted pursuant to the Company's Stock Option Plans at prices ranging from $.01 to $3.50 per share for an aggregate consideration of $858,916.

         (b) On February 15, 1996, the Company issued 1,655,000 shares of Series J Convertible Preferred Stock for an aggregate consideration of $4,965,000 to eleven investors.

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering, and, in the case of shares of Common Stock issued pursuant to the exercise of options granted under the Stock Option Plans, in further reliance upon the exemption from registration set forth in Rule 701 under the Securities Act. The foregoing transactions did not involve a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no commissions or discounts were paid.

Item 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   1996         1995        1994        1993         1992
                                   ----         ----        ----        ----         ----
Statement of Operations Data:
  Revenues:
      Software                  $ 25,640    $ 18,700    $ 15,706    $  8,688      $  8,607
      Services                    10,028      10,928       6,731       4,155         1,989
      Related party software
        and services               2,671       3,078       3,052      11,807            --
                                --------    --------    --------    --------      --------
        Total revenues            38,339      32,706      25,489      24,650        10,596
   Gross profit                   29,593      23,786      18,513      19,333         8,511
   Operating income (loss)         1,240     (10,406)    (12,387)        565        (2,262)

   Net income (loss)               1,693     (10,282)    (12,021)        627        (2,342)
   Supplementary Net income
     (loss) available
    to common stockholders (Note B) $.06     $ (0.40)         --
    Supplementary weighted
      average number of
      Common and common
      equivalent shares
      outstanding (Note B)       29,237       25,837          --
      Historical net income (loss)
        per common and common
        equivalent share         $   .02    $  (1.07)    $ (1.28)
      Historical weighted average
        common and common
        equivalent shares
        outstanding               29,237       9,601       9,418

 Balance Sheet Data:
 Cash and cash equivalents        10,952       2,465       3,225       2,643       3,422
 Working Capital                  24,225        (990)        790       8,503       2,868
 Total Assets                     38,461      17,154      25,629      25,484       8,248
 Long-term obligations               120         476         858         708         549
 Total stockholders' equity
 (deficit)                        28,233     (32,756)    (24,314)    (11,698)    (12,371)



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    The Company was founded in 1988, and first shipped its ObjectStore database management system in 1990. Initially, the Company concentrated on marketing its products for use in computer assisted design and other engineering design and analysis applications. The Company subsequently expanded its customer base to include customers in telecommunications, finance and other industries that required specialized database management capabilities not readily available from conventional relational database management systems.


    In late 1995, the Company commenced a fundamental reappraisal of its business strategy of concentrating on a limited number of vertical industry markets, and in early 1996 shifted its strategy to focus on providing database management solutions for the emerging Internet and Intranet computing market. In March 1996, the Company released its first group of products designed specifically to address the Internet and Intranet computing market.

    In connection with its strategic realignment, the Company also embarked upon a Company-wide restructuring program, which included layoffs and other expense reduction measures. Restructuring charges in the aggregate amount of approximately $2.7 million, consisting principally of severance costs and expenses related to consolidation of the Company's facilities, were recorded in the second and third quarters of 1995.

    As a result of the Company's strategic realignment and reallocation of its research and development, sales and marketing and technical support resources to focus on the Internet market, it is likely that the Company's revenues from its historical business base will experience a lower rate of growth, or will decline. Also, the Company historically derived a substantial portion of its revenue from fee-based consulting services. In connection with its strategic realignment, the Company reduced its emphasis on consulting services as a source of revenue in favor of concentrating the efforts of its technical support staff on a key account management program and other non-billable activities designed to ensure customer satisfaction and success in deployment of Internet and Intranet applications based on ObjectStore.

    In April 1993, the Company entered into a relationship with IBM. At that time IBM purchased shares of the Company's Preferred Stock convertible into an aggregate of 3,750,695 shares of Common Stock. The Company and IBM also signed certain business agreements (the "IBM Agreements") under which IBM would be entitled to develop and market products in which the Company's ObjectStore database management system would be embedded, and the parties would undertake certain joint product development and marketing activities. Under the IBM Agreements, either party had the option (the "Break-Up Option") of terminating certain of the IBM Agreements and modifying the terms of certain others, upon nine months' advance notice. In March 1996, the Company exercised the Break-Up Option by giving written notice to IBM, effective in January 1997. As a result of its exercise of the Break-Up Option, the Company's revenues from IBM are likely to decline. During 1994, 1995 and 1996 revenues attributable to IBM were $1.7 million, $3.1 million and $2.7 million, and constituted 6.9%, 9.4% and 7.0% of the Company's total revenues for such periods, respectively.

    Revenues and accounts receivable from IBM are included in related party software and services, revenue and accounts receivable -- related party in the Company's consolidated financial statements for such periods. Related party revenues and accounts receivable also include amounts attributable to AT&T, Intel, Kodak, Olivetti and Zuken, each of which was also a stockholder of the Company during such periods. However, no customer, including IBM, has accounted for more than 10% of the Company's revenues in any of the foregoing periods.


RESULTS OF OPERATIONS

    The following table sets forth certain revenue and cost data as a percentage of the Company's total revenues for each period presented:

                                                            Year Ended December 31,
                                                            -----------------------
                                                      1996              1995              1994
                                                      ----              ----              ----
Revenues:
  Software................................              66.9%            57.2%             61.6%
  Services................................              26.1             33.4              26.4
  Related party software and services.....               7.0              9.4              12.0
                                                     -------         --------           -------
     Total revenues.......................             100.0            100.0             100.0
                                                                       ------            ------
Cost of revenues:
  Cost of software........................               4.2              3.3               6.0
  Cost of services........................              17.4             21.2              16.8
  Cost of related party software and services            1.2              2.8               4.6
                                                     -------          -------           -------
     Total cost of revenues...............              22.8             27.3              27.4
                                                      ------           ------            ------
Gross profit..............................              77.2             72.7              72.6
Operating expenses:
  Selling and marketing...................              45.5             59.9              71.6
  Research and development................              19.5             25.4              37.3
  General and administrative..............               9.0             10.9              12.3
 Restructuring charges....................                --              8.3              ---
                                                    --------          -------           ------
     Total operating expenses.............              74.0            104.5             121.2
Operating income (loss)...................               3.2            (31.8)            (48.6)
Other income                                             1.3              0.4               1.5
                                                      -------             ---            ------


Income (loss) before provision (benefit) for             4.6            (31.4)            (47.1)
income taxes
Provision (benefit) for income taxes......               0.2             (0.0)              0.1
                                                                         ----            ------
Net income (loss).........................               4.4            (31.4)%           (47.2)%
                                                                         =====             =====

1996 COMPARED TO 1995

    Software Revenue. Software revenue increased 37.1% to $25.6 million in 1996 compared with $18.7 million in 1995. The increase was due to growth in volume of sales of ObjectStore which more than offset a decline in the product's average selling price ("ASP"). The Company continued to expand its customer base from its traditional customers in the telecommunications, networking, finance, engineering and engineering design industries to a growing number of customers in a broader group of industries as the result of the Company's new focus of selling to customers that are developing and deploying applications on the Internet and Intranet. The Company's sales to Internet and Intranet customers have had a lower ASP than have sales to its traditional customer base, as the result of a different pricing structure for the Internet and Intranet market. It is expected for the future quarters that the Company's ASP will continue to decline as Internet revenues make up a growing percentage of revenues.

    Services Revenue. Services revenue declined 8.2% to $10.0 million in 1996 compared with $10.9 million in 1995. The decrease was due primarily to a decrease in consulting revenues consistent with the Company's strategy to reassign certain of its consultants to be technical account managers to manage deployments on a non-billable basis. This decrease was only partially offset by an increase in maintenance revenues as a result of growth in the Company's installed base.

    Related Party Software and Services Revenue. Related party software and services revenue, primarily consisting of revenue from IBM, declined 13.2% to $2.7 million from $3.1 million. This decline was the outcome of the cancellation of a joint development and marketing agreement with IBM in March 1996.
    .
    Income from International Operations. Revenues from international operations decreased as a percentage of the Company's total revenues to 30.7% in 1996 compared with 36.9% in 1995, primarily from a faster sales growth rate in North America. As a result of revenue growth exceeding expense growth in the Company's international subsidiaries, particularly in Asia, the Company recorded a reduced loss of $128,000 from international operations in 1996, compared to a loss of $1.5 million in 1995.

    Cost of Software. Cost of software increased 46.8%, to $1.6 million for 1996 compared with $1.1 million for 1995, and increased as a percentage of software revenue to 4.2% from 3.3% for such periods, respectively. The increase in dollar amount and as a percentage of total revenues was primarily attributable to the broadening of the Company's product offerings and the associated costs of media, manuals, packaging materials and duplication to support them and certain associated third party software royalties. Cost of software as a percentage of software revenues also increased in 1996 as compared to 1995 due to the effect of declining average sales prices.

    Cost of Services. Cost of services decreased 3.7%, to $6.7 million in 1996 compared with $6.9 million in 1995, and represented 66.6% of services revenue in 1996, up from 63.4% in the prior year. The decrease in dollar amount was attributable to a decline in average staffing levels in the consulting organization in 1996 vs. 1995 as a result of the strategic re-alignment of that organization. The increase in cost as a percent of service revenue is also the result of the strategic realignment of the consulting business, shifting certain consultants to non-billable roles as technical account managers to help ensure successful customer deployments.

     Cost of Related Party Software and Services. Cost of related party software and services decreased 47.5%, to $475,000 for 1996 compared with $904,000 for 1995, and represented 17.8% and 29.4% of related party software and services revenue for such periods, respectively. The reduction as a percentage of revenue was attributable to a shift in the mix of revenues toward higher margin software revenue in 1996 from lower margin consulting revenue in 1995.

    Selling and Marketing Expense. Selling and marketing expense decreased 11.0%, to $17.4 million in 1996 compared with $19.6 million in 1995, and decreased as a percentage of the Company's total revenues to 45.5% from 59.9% for such periods, respectively. The decrease in each case reflects the effects of the Company's restructuring in the second half of 1995 and related headcount reductions. The Company intends to expand its direct sales force and significantly increase its expenditures on marketing focused on the Internet opportunity throughout 1997.

    Research and Development Expense. Research and development expense decreased 9.8%, to $7.5 million compared with $8.3 million in 1995, and represented 19.5% and 25.4% of total revenues for such periods, respectively. The decreases reflect the effects of the Company's restructuring and headcount reductions in the second half of 1995. The Company expects that research and development expense will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and its current related products and supports the introduction of new products for the Internet.

    General and Administrative Expense. General and administrative expense decreased 4.2%, to $3.4 million in 1996 compared with $3.6 million in 1995, and decreased as a percentage of the Company's total revenues to 9% from 11.0% for such periods, respectively. The decrease in both cases was due to the Company's restructuring and related headcount reductions in the second half of 1995. This decrease was partially offset by increases in consulting fees and some temporary duplication in personnel cost associated with the Company's strategic realignment and transition in senior management in late 1995 and early 1996 and costs associated with becoming a public company in third quarter 1996.

    Restructuring Charges. Restructuring charges in 1995 consist primarily of severance payments and costs related to consolidation of the Company's facilities in connection with its restructuring and strategic realignment in the second and third quarters of 1995. See Note M of Notes to Consolidated Financial Statements.

    Other Income. Other income increased by 326.2% to $520,000 in 1996 compared with $122,000 in 1995. This increase was largely the result of increased interest income on increased cash balances resulting from the Company's initial public offering in July 1996.

    Provision (Benefit) for Income Taxes. The Company's effective tax rate of 3.8% for the year 1996 reflects the federal alternative tax provision. The effective tax rate in all periods presented is lower than the statutory rate, principally due to the utilization of net operating loss carryforwards.

1995 COMPARED TO 1994

    Software Revenue. Software revenue increased 19.1% to $18.7 million in 1995 compared with $15.7 million in 1994. The increase was due to growth in volume of sales of ObjectStore as the Company continued to expand its customer base from the engineering industry to customers in the telecommunications, data communications, finance and other industries.

    Services Revenue. Services revenue increased 62.4% to $10.9 million in 1995 compared with $6.7 million in 1994. The increase was due primarily to an increase in consulting revenues and to an increase in maintenance revenues attributable to growth of the Company's installed base.

    Related Party Software and Services Revenue. Related party software and services revenue, primarily consisting of revenue from IBM, was $3.1 million in each of 1995 and 1994.

    Income from International Operations. Revenues from international operations increased as a percentage of the Company's total revenues to 36.9% in 1995 compared with 28.8% in 1994. The increase resulted primarily from a more established direct sales presence in certain markets in Europe and Asia. As a result of costs related to its continued investment in Europe and Asia Pacific subsidiaries, the Company recorded a loss of $1,531,000 from international operations in 1995, compared to a loss of $2,075,000 in 1994. The larger loss in 1994 was attributable to start-up costs associated with the Company's establishment of a direct presence in Europe and the Asia Pacific region.

    Cost of Software. Cost of software decreased 29.0%, to $1.1 million for 1995 compared with $1.5 million for 1994, and decreased as a percentage of software revenue to 5.8% from 9.8% for such periods, respectively. The decrease in dollar amount and as a percentage of total revenues was primarily attributable to successful efforts by management to reduce the costs of media, manuals, packaging materials and duplication.

    Cost of Services. Cost of services increased 62.4%, to $6.9 million in 1995 compared with $4.3 million in 1994, and represented 63.4% of services revenue in each period. The increase in dollar amount was attributable to growth in the size of the Company's consulting staff in the first half of 1995.

    Cost of Related Party Software and Services. Cost of related party software and services decreased 23.1%, to $904,000 for 1995 compared with $1.2 million for 1994, and represented 29.4% and 38.5% of related party software and services revenue for such periods, respectively. The reduction as a percentage of revenue was attributable to a shift in the mix of revenues toward higher margin software revenue in 1995 from lower margin consulting revenue in 1994.

    Selling and Marketing Expense. Selling and marketing expense increased 7.4%, to $19.6 million in 1995 compared with $18.2 million in 1994, but decreased as a percentage of the Company's total revenues to 59.9% from 71.6% for such periods, respectively. The increase in dollar amount reflected expansion of the Company's direct sales force during the first half of 1995 and higher commission expense associated with increased software license revenues, which were partially offset by the effects of the Company's restructuring and related reductions in headcount and marketing expense in late 1995. The decrease as a percentage of revenue was attributable to higher productivity of the Company's sales force in 1995.

    Research and Development Expense. Research and development expense decreased 12.8%, to $8.3 million in 1995 compared with $9.5 million in 1994, and represented 25.4% and 37.3% of total revenues for such periods respectively. The decrease in dollar amount and as a percentage of total revenues was due primarily to the Company's restructuring in late 1995 and the related reduction in research and development headcount, as well as to the Company's suspension of certain non-strategic product development efforts.

    General and Administrative Expense. General and administrative expense increased 14.2%, to $3.6 million in 1995 compared with $3.1 million in 1994, but decreased as a percentage of the Company's total revenues to 10.9% from 12.3% for such periods, respectively. The increase in dollar amount was attributable primarily to increased headcount to support the Company's expanding domestic and international operations.

    Restructuring Charges. Restructuring charges in 1995 consist primarily of severance payments and costs related to consolidation of the Company's facilities in connection with its restructuring and strategic realignment in the second and third quarters of 1995. See Note M of Notes to Consolidated Financial Statements.

     Other Income. Other income decreased by 68.2% to $122,000 in 1995 compared with other income of $384,000 in 1994. This decrease was largely the result of decreased interest income related to lower cash balances during 1995 as compared to 1994.

Provision (Benefit) for Income Taxes. Differences between the Company's effective tax rates in 1995 and 1994 are attributable to the effect of foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering in July 1996, the Company had financed its operation through a combination of sales of Preferred Stock, bank lines of credit and capital and operating leases. In July 1996, the Company completed its initial public offering and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share resulting in net proceeds to the Company, after underwriting commissions and other costs, of approximately $18.5 million.

    As of December 31, 1996, the Company had cash and cash equivalents of $11.0 million and working capital of $28.4 million.

    The Company's operating activities used cash of $3.6 million, $6.2 million, and $4.3 million, in 1996, 1995, and

1994, respectively. Cash used in operations during 1996 was primarily due to an increase in accounts receivable as a result of increased sales and a decrease in the amount of cash received in the form of prepaid license fees. The use of cash in 1995 and 1994 was primarily the result of the Company's net losses.

    Investing activities used $10.2 million of cash in 1996 and provided $5.9 million in 1995 and $2.4 million in 1994 respectively. The use of cash in 1996 was primarily attributable to net purchases of marketable securities of $16.8 million in 1996. The cash provided by investment activities in 1995 was primarily due to the proceeds from the sale of marketable securities. The use of cash in 1994 was primarily the result of capital expenditures in that year.

    Cash provided by financing activities was $22.4 million in 1996. Cash used by financing activities was $486,000 in 1995 and financing activities provided $7.3 million in cash in 1994. The net cash provided in 1996 from financing activities was primarily the result of the initial public offering and $4.9 million raised through the sale of preferred stock in February 1996. The use of cash in 1995 was the result primarily of principal payments on long-term borrowings. The source of cash in 1994 was primarily proceeds from the issuance of preferred stock and the from long-term bank borrowings.

    Capital expenditures, including capital leases, were approximately $1.3 million, $1.2 million, $2.7 million in 1996, 1995, and 1994, respectively. These expenditures consisted principally of purchases of property and equipment, primarily computer hardware and software.

    The Company's revolving credit agreement with Fleet Bank expired in April 1995 and the Company entered into a line of credit with Bank of Boston in December 1996 in the amount of $2,000,000. At December 31, 1996 ,no borrowings were outstanding under the line of credit, but letters of credit in the amount of $800,000 had been issued for the account of the Company under the line of credit. The line of credit is collateralized by substantially all the assets of the Company. The Company's agreements with the Bank contain various covenants, including financial covenants tested on a quarterly basis, that require maintenance of a specified quick ratio, leverage ratio and minimum capital base and prohibit losses in excess of a specified maximum. Upon the occurrence of an event of default under the Bank agreements that is not waived by the Bank or cured, the Bank is entitled to, among other things, demand payment of all outstanding amounts and terminate the letters of credit. At December 31, 1996, the Company was in compliance with the Bank's covenants.

    The Company believes that its current cash, cash equivalents marketable securities, capital leases, facilities and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least 1997.

    CERTAIN FACTORS THAT  MAY AFFECT  FUTURE RESULTS

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward looking statements" which involve risks and uncertainties. The words "expect", "anticipate", "internal", "plan", "believe," "seek", "estimate" and similar statements are intended to identify such forward looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's future shipments, revenue and expense levels and profitability, as well as the sufficiency of capital to meet working capital and capital expenditure requirements, may be forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause the Company's actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

    The Company's results of operations will depend to a substantial extent on the acceptance of the Company's technology by future purchasers, specifically in the newly targeted and competitive marketplace of the Internet. This is a new and evolving market and there can be no assurance that the Internet will develop as a viable medium for business communications and activity in the long term, or that the Company's Internet-related products and services will achieve or maintain market acceptance. The Company will need to continue to expand its sales force rapidly in order to gain market share in the short term. Sales personnel are difficult to recruit and retain and the Company has limited experience in training and managing a large and growing sales force. As the Company expands its sales and marketing efforts into the Internet marketplace, the profile of customers is shifting from large telecommunications and financial institutions to a broader group of small and large companies in many industry segments. As a result, sales personnel now need to develop and manage an increasing number of smaller dollar value transactions. The result could be less accurate sales forecasting. The Company's marketing department also needs to develop a stream of qualified leads at a more accelerated pace than in the past in order to keep the sales force at optimum productivity or sales productivity could be lower than planned. The credit profile of certain of the Company's smaller Internet customers is weaker overall than that of the Company's historical customer base. Failure of the Company to implement new credit policies and reserves could result in write-offs that could adversely affect the Company's results of operations. The Company is reliant on product innovation and new product releases to keep it competitive. Any delay in the release of products or failure of released products to meet the market expectation of functionality and features could undermine the Company's competitive position. Furthermore certain of the Company's competitors are significantly larger and are expending greater amounts on research and development and sales and marketing than is the Company. The result could be new competitive product introductions that could limit the salability of the Company's products, put pressure on sales prices, or diminish the reputation of the Company as a leader in object oriented database technology. The Company typically receives the majority of its revenue in any quarter in the last month of the quarter. This pattern, common to many software companies, makes it difficult to accurately forecast, increasing the possibility of missing a quarterly revenue or profit target. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10K:

         Item                                                         Page No.
         ----                                                         --------
Report of Independent Accountants                                        17

Consolidated Balance Sheets as of December 31, 1996 and 1995             18

Consolidated Statements of Operations for the three
years ended December 31, 1996, 1995, 1994                                19

Consolidated Statements of Cash Flows for the three
years ended December 31, 1996, 1995, 1994                                20

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 1996, 1995, 1994                                21

Notes to Consolidated Financial Statements                               22

Schedule II - Valuation and Qualifying Accounts                          35

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Object Design, Inc.:

We have audited the accompanying consolidated balance sheets of Object Design, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Object Design, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Boston, Massachusetts                                  COOPERS & LYBRAND L.L.P.
February 11, 1997

                              OBJECT DESIGN, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                     December 31,     December 31,
                                                        1996              1995
                                                     -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 10,952       $  2,465
  Marketable securities (Note D)                          11,087          1,488
  Accounts receivable, less allowances of $823
    and $592 at December 31, 1996 and
    1995 respectively                                     11,694          7,631
  Accounts receivable - related parties                        2            433
  Prepaid expenses and other current assets                  598            445
                                                        --------       --------
    Total current assets                                  34,333         12,462
Marketable securities (Note D)                                --            748
Property and equipment, net (Notes C,F)                    3,218          3,569
Other assets                                                 910            375
                                                        --------       --------
       Total assets                                     $ 38,461       $ 17,154
                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of long-term obligations (Notes E,F)    $     55       $    733
Accounts payable                                           1,850          1,622
Accrued expenses                                           2,506          2,251
Accrued compensation                                       1,531          1,806
Deferred revenue                                           3,874          5,640
Deferred revenue - related parties                           292          1,400
                                                        --------       --------
        Total current liabilities                         10,108         13,452
Long-term obligations (Note E)                               120            476
Redeemable convertible preferred stock (Note G),
  $.01 par value; 16,837,521 shares authorized at
  December 31, 1995 and no shares
  authorized at December 31, 1996; 16,236,654 shares
  issued and outstanding at December 31, 1995                 --         35,982

Commitments and contingencies (Note F)

Stockholders' equity (deficit): (Note H)
  Preferred stock, $0.01 par value: no shares authorized at
    December 31, 1995 and 5,000,000 shares authorized
    at December 31, 1996; no shares issued and
    outstanding at December 31, 1995, or 1996                 --             --
  Common stock, $.001 par value; 22,500,000 shares
    authorized at December 31, 1995 and 200,000,000
    shares authorized at December 31, 1996; 2,373,786
    shares issued and outstanding at December 31, 1995
    and 26,602,830 shares issued and outstanding
    at December 31, 1996                                      27              2
Additional paid-in capital                                62,928          1,673
Accumulated deficit                                      (33,533)       (34,053)
Net unrealized holding gain (loss) on marketable
  securities                                                   7            (13)
Cumulative translation adjustment                           (218)           (43)
Advances to stockholders                                    (887)          (200)
Unearned compensation                                        (91)          (122)
                                                        --------       --------
        Total stockholders' equity (deficit)              28,233        (32,756)
             Total liabilities and stockholders'
             equity (deficit)                           $ 38,461       $ 17,154
                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                           Year Ended December 31,
                                                      --------------------------------
                                                       1996         1995         1994
                                                       ----         ----         ----
Revenues:
  Software                                            $25,640     $18,700      $15,706
  Services                                             10,028      10,928        6,731
  Related party software and services                   2,671       3,078        3,052
                                                      -------    --------     --------
        Total revenues                                 38,339      32,706       25,489
Cost of revenues:
  Cost of software                                      1,597       1,088        1,533
  Cost of services                                      6,674       6,928        4,267
  Cost of related party software
    and services                                          475         904        1,176
                                                      -------    --------     --------
        Total cost of revenues                          8,746       8,920        6,976

Gross profit                                           29,593      23,786       18,513
Operating expenses:
  Selling and marketing                                17,435      19,596       18,245
  Research and development                              7,481       8,298        9,514
  General and administrative                            3,437       3,589        3,141
  Restructuring charges                                    --       2,709           --
                                                      -------    --------     --------
        Total operating expenses                       28,353      34,192       30,900
Operating income (loss)                                 1,240     (10,406)     (12,387)
Other income                                              520         122          384
Income (loss) before provision (benefit)
  for income taxes                                      1,760     (10,284)     (12,003)
Provision (benefit) for income taxes                       67          (2)          18
                                                      -------    --------     --------
Net income (loss)                                     $ 1,693    $(10,282)    $(12,021)
                                                      =======    ========     ========
Accretion of redeemable preferred stock               $(1,173)   $     --
                                                      -------    --------     --------
Net income (loss) available to common
  stockholders (Note B)                               $   520    $(10,282)    $(12,021)
                                                      =======    ========     ========
Supplementary Net income (loss) available to
 common shareholders - (Note B)                       $   .06    $ (0.40)           --
                                                      =======    ========     ========

Supplementary weighted average number of common
and common equivalent shares outstanding (Note B)      29,237     25,837            --
                                                      =======    ========     ========

Historical net income (loss) per common and
  common equivalent share (Note B)                    $  0.02    $  (1.07)    $  (1.28)
                                                      =======    ========     ========

Historical weighted average number of common and
  common equivalent shares outstanding (Note B)        29,237       9,601        9,418
                                                      =======    ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Year Ended December 31,
                                                             ----------------------------------
                                                                1996        1995        1994
                                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                                          $   1,693    $(10,282)   $(12,021)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
    Depreciation and amortization                                1,664       1,818       1,493
    Bad debt expense                                               715         572         434
    Restructuring charges                                           --       2,709          --
    Non-cash compensation for stock
      options to employee                                           --          37          --
    Other                                                            8          (1)        (20)
    Net realized loss on sale of marketable
      securities                                                    --          30           1
    Net changes in operating assets and
      liabilities:
      Accounts receivable                                       (4,347)       (454)        785
      Prepaids and other current assets                           (153)        (82)        (88)
      Other assets                                                (543)         (6)       (241)
      Accounts payable                                             228        (109)        586
      Accrued expenses                                             (20)     (2,069)      2,515
      Deferred revenue                                          (2,874)      1,666       2,290
                                                               -------      ------      ------
        Net cash used for operating activities                  (3,629)     (6,171)     (4,266)
                                                               -------      ------      ------
Investing activities:
  Capital expenditures                                          (1,313)     (1,195)     (2,712)
  Purchases of marketable securities                           (16,837)       (509)    (11,413)
  Proceeds from sale/maturity of available for sale
    marketable securities                                        8,045       7,649      11,836
  Purchase of minority interest                                    (53)         --        (113)
                                                               -------      ------      ------
        Net cash (used) provided by investing
          activities                                           (10,158)      5,945      (2,402)
                                                               -------      ------      ------
Financing activities:
  Proceeds from issuance of redeemable
    convertible preferred stock                                  4,917          --       6,941
  Proceeds from IPO, net                                        18,216          --          --
  Proceeds from exercise of stock options                          350         142          22
  Proceeds from long-term borrowings                                --         322       1,143
  Principal payments on long-term borrowings                      (678)       (864)       (633)
  Principal payments on capital lease obligations                 (356)        (86)       (210)
                                                               -------      ------      ------
         Net cash provided (used) by financing
           activities                                           22,449        (486)      7,263
Effect of exchange rate changes on cash                           (175)        (47)        (13)
                                                               -------      ------      ------
Net change in cash and cash equivalents                          8,487        (759)        582
Cash and cash equivalents, beginning of year                     2,465       3,224       2,643
                                                               -------      ------      ------
Cash and cash equivalents, end of year                         $10,952      $2,465      $3,225
                                                               =======      ======      ======

Supplemental disclosure of cash flow information:
  Interest paid                                                $    68      $  136      $  121
  Income taxes paid                                            $    67      $   --      $   --
Supplemental disclosure of noncash transactions:
  Equipment purchased under capital leases                     $    --      $  100      $   --
  Equipment purchases accrued                                  $    --      $   --      $  144

The accompanying notes are an intregral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
              For the years ended December 31, 1994, 1995 and 1996

                                                                                          Net Unrealized
                                                        Additional                      Holding (loss) gain      Cumulative
                                           Common         Paid-In      Accumulated         on Marketable         Translation
                                            Stock         Capital         Deficit            Securities           Adjustment
                                           ------       ----------     -----------      -------------------      -----------
Balance at December 31, 1993                    2         $    34       $(11,750)                                    $  17
                                             ----         -------       --------                                     -----
  Exercise of stock options                    --              22
  Issuance of note to officer
  Net unrealized holding loss on
    securities available for sale                                                              $(404)
  Foreign currency translation adjustment                                                                              (13)
  Net loss                                                               (12,021)
                                             ----          ------       --------               -----                 -----
Balance at December 31, 1994                    2              56        (23,771)               (404)                    4
                                             ----          ------       --------               -----                 -----
  Exercise of stock options                    --             141
  Compensation on stock options for
    employees                                               1,354
  Stock options granted to employees
    below fair value                                          122
  Net unrealized holding gain on
   securities available for sale                                                                 391
  Foreign currency translation adjustment                                                                              (47)
  Net loss                                                               (10,282)
                                             ----          ------       --------               -----                 -----
Balance at December 31, 1995                    2           1,673        (34,053)                (13)                  (43)
                                             ----          ------       --------               -----                 -----
  Exercise of stock options                     4             353
  Amortization of unearned compensation
  Net unrealized holding loss/gain on
   securities available for sale                                                                  20
  Foreign currency translation adjustment                                                                             (175)
  Accretion of preferred stock to
   redemption value                                                       (1,173)
  Advances to stockholders
  Shares issued in the initial public
   offering                                    21          60,902
  Net income                                                               1,693
                                             ----          ------       --------               -----                 -----
Balance at December 31, 1996                   27          62,928        (33,533)                  7                  (218)
                                             ====          ======       ========               =====                 =====

                                             Advances to             Unearned        Stockholders'
                                             Stockholders          Compensation         Equity
                                             ------------          ------------      -------------
Balance at December 31, 1993                                                            $(11,698)
                                                 -----                 -----            --------
  Exercise of stock options                                                                   22
  Issuance of note to officer                    $(200)                                     (200)
  Net unrealized holding loss on
    securities available for sale                                                           (404)
  Foreign currency translation adjustment                                                    (13)
  Net loss                                                                               (12,021)
                                                 -----                 -----            --------
 Balance at December 31, 1994                     (200)                   --             (24,314)
                                                 -----                 -----            --------

  Exercise of stock options                                                                  141
  Compensation on stock options for
    employees                                                                              1,354
  Stock options granted to employees
    below fair value                                                   $(122)                 --
  Net unrealized holding gain on
   securities available for sale                                                             391
  Foreign currency translation adjustment                                                    (47)
  Net loss                                                                               (10,282)
                                                 -----                 -----            --------
Balance at December 31, 1995                      (200)                 (122)            (32,757)
                                                 -----                 -----            --------
  Exercise of stock options                                                                  357
  Amortization of unearned compensation                                   31                  31
  Net unrealized holding loss/gain on
   securities available for sale                                                              20
  Foreign currency translation adjustment                                                   (175)
  Accretion of preferred stock to
   redemption value                                                                       (1,173)
  Advances to stockholders                         (687)                                     (687)
  Shares issued in the initial public
   offering                                                                               60,923
  Net income                                                                               1,693
                                                 -----                 -----            --------
Balance at December 31, 1996                      (887)                 (91)              28,233
                                                 =====                 =====            ========


The accompanying notes are an integral part of the consolodiated financial statements.

                               OBJECT DESIGN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

    Object Design, Inc. (the "Company") develops, produces, markets and provides customer support services for an object-oriented database management system and related development tools.

    Historically, the Company had marketed its ObjectStore database management system primarily to customers in certain industries, such as telecommunications, finance and engineering design and analysis, that required specialized database management capabilities unavailable from conventional relational database management systems. In early 1996, the Company shifted its strategy to focus on providing database management solutions for the emerging Internet and Intranet computing market.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Object Design Japan Co. Ltd., Object Design Software GmbH, Object Design (UK) Ltd., Object Design Pty. Ltd., Object Design S.A.R.L., and Object Design Securities Corp. In September 1995, the shares of Object Design Pty. Ltd. were sold as part of the Company's restructuring (See Note M). All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The marketable securities of the Company have been classified as available for sale. They are carried at their fair value, based on quoted market prices with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity (deficit). Realized gains and losses on disposition of securities are determined on the specific identification method and are reflected in the consolidated statements of operations. The Company considers all highly liquid investments having a maturity, at date of acquisition, of three months or less to be cash equivalents. Those instruments with original maturities greater than three months and remaining maturity of less than twelve months from the balance sheet date are considered to be short-term marketable securities. Instruments with scheduled maturities greater than one year from the balance sheet date are considered to be long-term marketable securities.

    The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the shorter of the estimated useful lives of the assets, or remaining terms of leases, which range from three to five years.

    Repairs and maintenance are charged to expense as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

REVENUE RECOGNITION

    Revenue from software license agreements is recognized upon execution of a contract and shipment of the software, provided that no significant obligations remain outstanding and collection of the related receivable is deemed probable by management. Revenue from maintenance contracts is recognized ratably over the life of the contract, generally one year. Revenue from training and consulting is recognized as the services are provided. Revenues from contracts involving nonrecurring engineering services are recorded using the percentage-of-completion method of accounting based on contract milestones. Estimates of costs to complete are reviewed periodically, and provisions for anticipated losses are made in the period in which they first become determinable. Amounts that have been billed before these criteria are met are reflected as deferred revenues until such criteria are met.

PRODUCT WARRANTY

    The Company's software license agreements include a warranty period, generally one year, that the Company does not consider to represent a cancellation privilege. Anticipated costs associated with the warranty program are accrued when revenue is recognized and are determined on the basis of estimated future costs to fulfill the warranty commitment. Such costs in each year during the three-year period ended December 31, 1996, respectively, have been immaterial.

FOREIGN CURRENCY

    The financial statements of the Company's foreign subsidiaries, all of whose functional currency is the local currency, are translated using exchange rates in effect at the end of the year for assets and liabilities and average exchange rates during the year for results of operations. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity (deficit). The Company also engages in transactions denominated in a foreign currency, and gains and losses from these transactions, which have been immaterial, are included in results of operations.

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. The Company invests its excess cash primarily in deposits with commercial banks, U.S. Government or agency issues and municipal obligations and any losses recognized to date have been insignificant.

    The Company sells to a broad base of customers representing various geographic locations and industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for potential credit losses. Such losses have been within management's expectations.

    In addition, the Company has certain receivables, payables and other assets denominated in foreign currencies, which are not hedged and therefore, are subject to exchange rate fluctuations. To date, the Company has not incurred significant losses as a result of currency fluctuations.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

    Research and development expenditures are charged to operations as incurred. The Company considers that technological feasibility has been established once a working model of a product has been produced and tested. To date, the Company has not capitalized software development costs after technological feasibility has been established since costs incurred subsequent to the establishment of technological feasibility have not been material.

INCOME TAXES

    The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method a valuation allowance is required against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

INTANGIBLES

    The Company has classified as goodwill, and included in other assets, the cost in excess of fair value of the net assets related to the 1994 purchase of the remaining minority interest in Object Design Software GmbH as well as the contingent payments made as defined in the purchase agreement (see Note F). The Company provides for amortization of goodwill using the straight-line method over a period of five years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value my not be recoverable.

    The Company has included in other assets the cost of licensing third party software and is amortizing the cost over the terms of the agreements, generally four years.

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Net income (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

     Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common, and common equivalent shares issued during the twelve month period prior to the date of the initial filing of the Registration Statement for the Company's initial public offering ("IPO") have been included in the calculations as if they were outstanding for all periods prior to the Company's IPO. As permitted under SAB No. 83, equivalent shares prior to the Company's IPO, which consist of stock options, were determined using the treasury stock method and assumed an initial public offering price of $10.00 per share. Dilutive common equivalent shares for the period after the Company's initial public offering, consist of stock options calculated using the treasury stock method.

      Supplemental net income (loss) per common share has been computed in the same manner except that all outstanding shares of Preferred Stock that were convertible into common stock upon the effectiveness of the IPO are treated as having been converted into Common Stock at the date of the original issuance. Net income (loss) per common share on a pro forma basis is the same as net income (loss) per common share on a supplementary basis.

    Net income (loss) per common share on a supplementary basis is as follows:

                                     Year Ended December 31,
                            ( in thousands, except per share data)
                                1996          1995           1994
                            ------------- -------------  ---------


Net income (loss)            $   1,693    $  (10,282)    $  (12,021))
                             =========    ===========    ===========
Net income (loss) per
  common share               $    0.06    $    (1.07)    $    (1.28)
                             ==========   ===========    ===========

Weighted average number
  of common and common
  equivalent shares

  outstanding                   29,237         9,601          9,418
                             =========         =====          =====

    Fully diluted net income (loss) per share is not presented as it is the same as the amounts disclosed in supplementary net income (loss) per share for the years ended December 31, 1994, 1995 and 1996.

FAIR VALUE FINANCIAL INSTRUMENTS

     The Company's financial instruments consists primarily of cash and cash equivalents, investments, trade receivable and trade payables. The carrying amounts of cash and cash equivalents, investments, trade receivables and trade payables approximates fair value due to the short maturity of these instruments.

ACCOUNTING STANDARDS
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS 129), which are effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, SFAS 128 permits an entity to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. The Statement requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). SFAS 129 requires the disclosure of certain information about an entity's capital structure, which would include a brief discussion of rights and privileges of securities outstanding. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation on the income statement for entities with complex capital structures. The Company plans to adopt SFAS 128 and 129 in 1997 and has not yet determined the impact.

C. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following, in thousands:


                                                                      December 31,
                                                            1996          1995           1994
                                                         ----------    ----------     ----------
Computer and computer-related equipment                  $    6,469    $    5,502     $    4,774
Office equipment, furniture and purchased
  computer software                                           2,271         2,096          1,815
Leasehold improvements                                          360           120            218
Automobiles                                                     341           226            107
                                                         ----------    ----------     ----------
                                                              9,441         7,944          6,914
Less accumulated depreciation and  amortization

                                                             (6,223)       (4,375)        (2,693)
                                                         ----------    ----------     ----------
                                                         $    3,218    $    3,569     $    4,221
                                                         ==========    ==========     ==========


    The equipment under capital leases consisted of the following, in thousands:

                                                     December 31,
                                            1996         1995         1994
                                            ----         ----         ----
Computer and computer-related equipment           0           0     $     369
                                           --------    --------     ---------
Automobiles                                $    342    $    226           107
                                           --------    --------     ---------
                                                342         226           476
Less accumulated amortization                  (165)        (96)         (359)
                                           --------    --------     ---------
                                           $    177    $    130     $     117
                                           ========    ========     =========

    Depreciation expense was $1,444,711, $1,763,121 and $1,663,840 for the years ended December 31, 1994, 1995 and 1996 respectively.

D. MARKETABLE SECURITIES:

    At December 31, 1995, marketable securities can be summarized as follows, in thousands:

                                                                     Unrealized   Unrealized
                                              Amortized               Holding      Holding
                                                Cost     Fair Value    Gains       Losses
                                             ----------  ----------  ----------   ---------
Marketable securities, current:
   U.S. Government and its agencies          $    1,500  $    1,488                $   (11)
Marketable securities, non-current:
  U.S. Government and its agencies                  750         748       --            (2)
                                             ----------  ----------                --------
                                             $    2,250  $    2,236       --       $   (13)
                                             ==========  ==========                =======


    At December 31, 1996, marketable securities can be summarized as follows, in thousands:

                                                                          Unrealized  Unrealized
                                                    Amortized               Holding     Holding
                                                      Cost     Fair Value    Gains      Losses
                                                   ----------  ----------  ----------   ---------
Marketable securities, current:
  U.S. Government and its agencies                $   11,094  $   11,087  $      7          (11)
                                                                                            ---
Marketable securities, non-current:
  U.S. Government and its agencies                       ---         ---         ---        ---
                                                  ----------  ----------  ----------   ---------
                                                  $   11,094  $   11,087  $        7    $     0
                                                  ==========  ==========  ==========   =========


    At December 31, 1996, the contractual maturities of the current marketable securities available for sale range from over 3 months to 12 months.

E. CREDIT AGREEMENT:

CREDIT AGREEMENT

    The Company entered into a line of credit with Bank of Boston in December 1996 in the amount of $2,000,000. At December 31, 1996 ,no borrowings were outstanding under the line of credit, but letters of credit in the amount of $800,000 had been issued for the account of the Company under the line of credit. The line of credit is collateralized by substantially all the assets of the Company. The Company's agreements with the Bank contain various covenants, including financial covenants tested on a quarterly basis, that require maintenance of a specified quick ratio, leverage ratio and minimum capital base and prohibit losses in excess of a specified maximum. Upon the occurrence of an event of default under the Bank agreements that is not waived by the Bank or cured, the Bank is entitled to, among other things, demand payment of all outstanding amounts and terminate the letters of credit. At December 31, 1996, the Company was in compliance with the Bank's covenants.

LONG-TERM OBLIGATIONS

    The Company's long-term obligations consist of the following, in thousands:

                                                                         December 31,
                                                                1996          1995          1994
                                                            ------------  ------------  --------
Installment notes payable were paid in full in September      $      --     $   1,076   $    1,618
1996 with IPO proceeds.
Capital lease obligations (Note F)                                  175           134          119
                                                              ---------     ---------     --------
                                                                    175         1,210        1,737

Amounts due within one year                                          55           733          879
                                                              ---------     ---------     --------
Long-term portion                                             $     120     $     477     $    858
                                                              =========     =========     ========

F. COMMITMENTS:

CAPITAL AND OPERATING LEASES

    The Company leases certain equipment and automobiles under noncancelable capital leases that mature at various dates through 1998.

    In addition, the Company leases its primary office facility and several sales offices under various noncancelable leases with terms that expire through 2004, with certain renewal terms. Total rent expense under operating leases was approximately $1,797,000, $2,063,000 and $1,365,742 for the years ended December 31, 1994, 1995 and 1996, respectively.

    Future minimum lease payments under capital and operating leases are as follows, in thousands:

                                                                  Capital    Operating
                                                                  Leases      Leases
                                                                --------     ---------
1997                                                            $     55     $  1,167
1998                                                                  60        1,065
1999                                                                  60          944
2000                                                                   0          861
2001 to 2004                                                           0        1,099
                                                                --------     --------
Total future minimum lease payments                                  175   $    5,136
                                                                           ==========
Less amount representing interest                                     20
                                                                --------
Present value of net future minimum lease payments                   155
Less current portion of capital lease obligations                     55
                                                                --------
Long-term portion of capital lease obligation                   $    100
                                                                ========

PURCHASE OF MINORITY INTEREST

    In 1994, the Company purchased the remaining 24,000 shares in Object Design Software GmbH from the minority shareholder. The purchase price, as defined by the purchase agreement, is subject to adjustment based upon the financial results of the subsidiary through December 31, 1997. The excess of the adjusted purchase price over the fair value of the shares has remained at $112,526, for each of the three years ended December 31, 1996 and has been recorded as goodwill. Accumulated amortization totaled $9,376, $31,876 and $56,251 at December 31, 1994, 1995 and 1996, respectively. All future contingent payments, to a maximum additional purchase price of DM 139,058 (approximately $97,000), will be recorded as an increase to goodwill.

G. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    The authorized preferred stock of the Company at December 31, 1995 and March 31, 1996 consists of Redeemable Convertible Preferred Stock (Series A through J) (collectively the "Preferred Stock"). The following table presents Preferred Stock activity for the three years ended December 31, 1996. As of July 23, 1996 17,891,654 shares converted to common stock at par value.

(In thousands)                                                               Shares        Amount
                                                                          -----------   ---------
Balance at December 31, 1992 (Series A through D)                               11,236     $  16,377
  Issuance of 2,601,877 and 1,148,818 shares of Series E and F, respectively, on April 12, 1993 and 250,000 shares of Series G
     Preferred Stock on May 14, 1993, net of issuance costs of
     $162,623                                                                    4,001        12,664
                                                                          ------------     ---------
Balance at December 31, 1993                                                    15,237        29,041
  Issuance of Series I Preferred Stock on March 31, 1994 net of
     issuance costs of $57,729                                                   1,000         6,941
                                                                          ------------     ---------
Balance at December 31, 1994                                                    16,237        35,982
                                                                          ------------     ---------
                                                                                16,237        35,982
Balance at December 31, 1995
  Issuance of Series J Preferred Stock on February 15, 1996 net
     of issuance of costs of $48,002                                             1,655         4,917
  Accretion of Series J Preferred Stock to redemption value                                    1,173
                                                                                           ---------

   Conversion to common stock on July 23, 1996 upon Company's

IPO                                                                            (17,892)      (42,072)
                                                                          ============     =========
Balance at December 31, 1996                                              $          0     $       0
                                                                          ============     =========


PREFERRED STOCK WARRANT

    In 1990, the Company issued a warrant to purchase 57,858 shares of Series B Preferred Stock at an exercise price of $1.40 per share to a leasing company. The warrant expires upon the earlier of October 1, 2000 or the closing of an initial public offering. On July 23, 1996, 46,286 shares of common stock was issued upon the exercise in full, on a "net exercise" basis of the warrant.

H. STOCKHOLDERS' EQUITY (DEFICIT):

    COMMON STOCK

    Each share of common stock has full voting rights. The terms of the Company's 1996 line of credit prohibit the payment of cash dividends on the common stock.

STOCK OPTION PLANS

The Company's has adopted the disclosure requirements of the Statement Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees." No compensation costs were recognized in 1996, 1995 and 1994.

The Company has three stock option plans currently in effect under which future grants may be issued. A total of 11,342,000 shares has been authorized by the Company for grants of options or shares. Stock Options granted during 1996 and 1995 generally have a maximum term of ten years and vest over four to five years.

A summary of the Company's stock option activity for the years ended December 31 follows:

                                                            Weighted
                                        Number                Average
                                      of Options          Exercise Price
                                      ----------          --------------
Outstanding at
   December 31, 1993                   2,100,828              $1.42
Granted, 1994                            526,475               3.32
Exercised, 1994                          (67,788)              0.38
Cancelled, 1994                         (113,425)              2.31
Outstanding at
   December 31, 1994                   2,446,090               1.83
Granted,  1995                         5,615,400               0.57
Exercised, 1995                         (276,062)              0.52
Cancelled, 1995                       (2,187,350)              2.53
Outstanding at
   December 31, 1995                   5,598,078               0.36
Granted, 1996                          1,494,950               3.91
Exercised, 1996                       (3,334,524)              0.29
Cancelled, 1996                         (491,513)              1.33
                                      ----------              -----
Outstanding at
   December 31, 1996                   3,266,991               1.90
                                      ==========              =====

         At December 31, 1996, 1995 and 1994, respectively, options to purchase 1,024,589, 887,575 and 903,894 shares of common stock were exercisable with a weighted average exercise price of $0.69, $0.56 and $0.53, respectively. Exercise prices for options outstanding as of December 31, 1996 ranged from $.01 to $16.50. The weighted average remaining contractual life of those options is
8.1 years.

          The weighted average fair value of the common stock at date of grant for options granted during 1996 and 1995 was $0.29 and $0.06 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1995, respectively: risk free interest rates of 6.2% and 5.6% dividend yields of 0 % and 0%; volatility factors of the expected market price of the Company's common stock of 60% and 60% and a weighted average expected life of the options of 5 years.

       Had compensation cost of the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, using the method described above, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   1996            1995
                                                   ----            ----
Net income (loss) - historical                      $520         ($10,282)
Net income (loss) - pro forma                       $395         ($10,338)
Net income (loss) per share - historical           $0.02           ($0.40)
Net income (loss) per share - pro forma            $0.01           ($0.40)

       The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    At December 31, 1995 and December 31, 1996, options to purchase 881,226 and 488,394 shares of common stock respectively, had vested under the Plans and options to purchase 2,400,136 and 1,415,611 shares of common stock, respectively, were available for grant.

    The following table summarizes information about stock options outstanding at December 31, 1996.

                                Options Outstanding                               Options Exercisable
--------------------------------------------------------------------------------------------------------------
Range of Exercise    Number of Shares   Weighted Avg.       Weighted       Number           Weighted Avg.
Prices               Outstanding        Remaining           Avg.           Exercisable      Exercise Price
                                        Contract Life       Exercise
                                                            Price
--------------------------------------------------------------------------------------------------------------
    $.01 - $.75          1,882,507          7.4              $.30            845,482              $.29
   $1.75 - $6.0          1,025,084          8.9              2.11            179,107             $2.57
  $6.75 - $16.5            359,400          9.7               9.7                 --                --
  -------------            -------          ---               ---            -------             -----
Total                    3,266,991          8.1              $1.9         1,024,0589              $.69


    On April 1, 1996, options to purchase 2,760,000 shares of common stock issued to two officers of the Company during December 1995 were accelerated, and the officers exercised these options in exchange for cash of $2,760 and full recourse promissory notes in the amount of $687,240. The promissory notes bear interest at 7.0% and are due on the earlier of April 1, 2001 or upon termination of employment. Pursuant to these agreements, the shares may be repurchased by the Company at the amounts paid by the officers for the shares under certain conditions such that, economically, the original vesting schedule for these options remains in effect.

    Except as set forth below, the exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair value of the common stock on the date of grant. In reaching this determination, at the time of each such grant, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's common stock, the Company's historical financial performance, the preferences (including liquidation) of the Company's outstanding convertible preferred stock, and the Company's future prospects. Subsequent to the IPO, all options are issued at the market value of the common stock at date of grant.

    In connection with the severance of certain key employees pursuant to the Company's restructuring plan (see Note M), during 1995 the Company converted 465,311 incentive stock options to nonqualified stock options. Simultaneously, the exercise period for these options was extended and consequently, approximately $1,317,000 was charged to operations and included in restructuring charges. This charge represented the differences between the aggregate fair value of those options and the aggregate exercise amounts on the remeasurement date.

    In December 1995 and pursuant to the 1995 Nonqualified Stock Option Plan, the Company, as authorized by the Board of the Directors, granted certain employees non-qualified stock options to purchase 507,775 shares at an exercise price of $0.01 per share, which was less than fair value at the date of grant. Unearned compensation related to these options amounting to approximately $122,000 has been recorded in the Company's stockholders' equity (deficit) and will be recognized as expense ratably over the vesting period of five years.

    The Board of Directors adopted on May 23, 1996, and the stockholders of the Company approved by written consent in July 1996, the 1996 Incentive and Nonqualified Stock Option Plan of the Company (the "1996 Stock Option Plan").

    The 1996 Stock Option Plan authorizes (i) the grant of options to purchase Common Stock intended to qualify as incentive stock options ("Incentive Options"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and (ii) the grant of options that do not so qualify ("Nonqualified Options"). Options to purchase up to 2,700,000 shares of Common Stock may be granted under the 1996 Stock Option Plan, provided that prior to May 23, 1997, options to purchase no more than 1,200,000 shares of Common Stock may be issued under the Plan, with such number increasing by 300,000 on each of the first five anniversaries of the adoption of the Plan by the Board of Directors, up to a maximum of 2,700,000 shares.

    The terms of the options to be issued under the 1996 Stock Option Plan, including exercise price, vesting and term, will be similar to the terms of the 1989 and 1995 Plans; however, the 1996 Stock Option Plan also provides for certain automatic grants of nonqualified options to non-employee directors of the Company.

EMPLOYEE STOCK PURCHASE PLAN

    On May 23, 1996, the Board of Directors adopted, and the stockholders of the Company approved by written consent in July 1996, an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which options to purchase up to 300,000 shares of Common Stock may be granted to employees of the Company.

    The maximum number of shares which may be purchased by an employee under the Stock Purchase Plan will be determined on the first day of the offering period pursuant to a formula under which the employee's projected payroll deductions over the Offering Period are divided by 85% of the market value of one share of Common Stock on the first day of the Offering Period, and the quotient is multiplied by two. During each Offering Period, the price at which the employee will be able to purchase the Common Stock will be 85% of the last reported sale price of the Common Stock on the Nasdaq National Market on the first or last day of the Offering Period, whichever is lower.

    The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. All employees who meet certain minimum criteria based on hours worked per week and length of tenure with the Company are eligible to participate in the Stock Purchase Plan and no employee will be able to purchase shares pursuant to the Stock Purchase Plan if after such purchase such employee would own more than a specific percentage of the total combined voting power or value of the stock of the Company.

    The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. The Board of Directors is authorized, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to establish or alter the voting powers, designations, preferences and relative, participating, optional or other rights, or the qualifications, limitations or restrictions thereof, and to increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series without any further vote or action by the stockholders. The Board of Directors is authorized to issue preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock.

    On May 23, 1996 the Board of Directors voted to retire the 18,900 treasury shares.

I. INCOME TAXES:

    Income (loss) before income taxes for domestic and foreign operations is as follows, in thousands:


                                      Year Ended December 31,
                                  1996         1995          1994
                                --------   -----------   ----------
      Domestic                  $  1,887   $    (8,716)  $  (11,182)
      Foreign                       (127)       (1,568)        (821)
                                --------   -----------   ----------

                                $  1,760   $   (10,284)  $  (12,003)
                                ========   ===========   ==========


    The provision (benefit) for income taxes consists of the following, in thousands:


                                     Year Ended December 31,
                                  1996          1995         1994
                              ----------    ----------   --------
   Currently payable
   (refundable):
     Foreign                  $       1       $    (2)     $    18
     Federal                         56            --           --
     State                           10            --           --
                                -------       -------      -------
                                $    67       $    (2)     $    18
                                =======       ========     =======

    The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:


                                               Year Ended December 31,
                                             1996      1995        1994
                                             ----      ----        ----
        U.S. federal statutory rate          34.0%     34.0%       34.0%
        Disallowed meal & entertainment       4.5
        State taxes, net of federal
        benefit                               0.4
        Foreign tax difference from
        U.S. rate                             2.5
        Federal and state tax credits       (26.9)
        Alternative minimum tax               2.5
        Change in valuation allowance
        and other                           (13.1)    (34.0)      (34.0)
                                            -----     -----       -----
                                              3.8%       --          --
                                            =====     =====       =====

    The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is as follows, in thousands:

                                                       December 31,
                                                    1996          1995
                                                    ----          ----
   Deferred tax assets:
     Net operating loss carryforwards
        (domestic)                               $ 10,158      $ 11,211
     Net operating loss carryforward
        (foreign)                                   1,029           848
     Tax credit carryforwards                       2,060         1,819
     Accounts receivable reserves                     274           173
     Vacation and benefits reserves                   228           241
     Restructuring reserves                            --           132
     Stock option compensation                         --           530
     Other                                            530            --
      Depreciation and amortization                   109
   Deferred tax liabilities:
     Depreciation and amortization                     --          (123)
                                                 --------      --------
                                                   14,396        14,831
   Valuation allowance                            (14,396)      (14,831)
                                                 --------      --------
   Net deferred tax assets                       $      0      $      0
                                                 ========      ========

       Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance.

    As of December 31, 1996, the Company had federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $26,100,000 and $1,358,000, respectively, available to offset future federal income tax liabilities, which expire at various dates through 2011. The utilization of a portion of the NOL and research and experimentation credit carryforwards is subject to Section 382 of the Internal Revenue Code. This section established an annual limitation, based on changes in the Company's ownership, on the amount of income which may be offset by these tax attributes.

    As of December 31, 1996, the Company's foreign subsidiaries had NOL carryforwards of approximately $2,500,000.

J. 401(K) PLAN:

    The Company sponsors a defined contribution employees' investment and savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees of the Company. The Company made no matching contributions to the plan during 1994, 1995 and 1996.

K. AGREEMENTS WITH RELATED PARTIES:

    During 1994, 1995 and 1996, the Company sold a total of $3,052,000, $3,078,000 and $2,671,000 respectively, in software and services, to stockholders of the Company.

    During 1993, the Company entered into a series of agreements with IBM (a related party) encompassing product licenses, customized development, consulting and maintenance. The agreements cover a three-year period. During 1993, 1994, 1995 and 1996, the Company recognized approximately $9,900,000, $1,745,000, $3,078,000, $2,671,000, respectively, of revenue under the terms of these agreements comprising 40.2%, 6.9%, 9.4% , 7.0%, respectively, of the total revenues of the Company for the respective periods. At December 31, 1994, 1995 and 1996, the Company had approximately $742,000, $359,000 and $2,000, respectively, in accounts receivable due from IBM. During 1993 and concurrent with the aforementioned agreements, IBM purchased 3,750,695 shares of the Company's Series E and F Preferred Stock for approximately $11,800,000. IBM did not participate in the purchase of preferred shares of the Series J offering on February 15, 1996.

    Under the terms of the IBM agreements, either party had the option (the "Break-Up Option") of terminating certain of the IBM agreements and modifying the terms of certain others upon nine months' advance notice. On March 5, 1996, the Company exercised the Break-Up Option by giving written notice to IBM. Upon the effectiveness of the Break-Up Option, the rate of royalties paid to the Company by IBM for ObjectStore-based products was substantially increased, IBM is no longer be entitled to a discount on training and consulting services provided by the Company and the Company's joint development and marketing efforts with IBM may be curtailed or eliminated.

    Deferred revenue at December 31, 1995 and 1996 includes $1,400,000 and $292,000, respectively, collected from IBM pursuant to a $1,800,000 development contract. IBM directed the Company to suspend development efforts on this contract during the quarter ended March 31, 1996 and, accordingly, the Company recognized $650,000 in revenues related to certain contract milestones. On April 2, 1996, this contract was terminated and, in accordance with the terms of the contract, the Company recognized the remaining $750,000 of revenues. The Company has no further obligations under this contract.

    During 1993, the Company entered into a cooperative marketing agreement with IBM pursuant to which the Company pays fees to IBM for marketing the Company's products and services. In addition IBM charges the Company for certain equipment rentals, maintenance and other expenses. Total charges from IBM during the years ended December 31, 1993, 1994, 1995 and 1996 amounted to approximately $19,000, $166,000, $1,289,000, and $674,431, respectively.

L. GEOGRAPHIC DATA:

    The Company's operations consist of a single line of business comprised of developing and marketing computer software and providing related maintenance and consulting services.

    The Company has sales and marketing operations located outside the United States in the United Kingdom, France, Germany, Japan, and, until September 1995, in Australia. Revenues are reflected in the geographic areas from which the sales are made. Financial information for the Asia Pacific region for the quarter ended

    December 31, 1996 reflects solely the Company's operations located in Japan. Financial information, summarized by geographic area, is as follows, in thousands:

                                            North        United       Rest Of      Asia
                                           America       Kingdom      Europe      Pacific     Eliminations    Consolidated
                                         ------------   -----------  ----------  -----------  -------------   ------------
Year ended December 31, 1994
Revenues:
    From unaffiliated customers          $     20,319   $     2,247  $    2,085  $       838             --   $     25,489
    Intercompany transfers                      1,738            --          --           --   $     (1,738)            --
                                         ------------   -----------  ----------  -----------   ------------

        Total revenues                   $     22,057   $     2,247  $    2,085  $       838   $     (1,738)  $     25,489
                                         ============   ===========  ==========  ===========   ============
  Income (loss) from operations          $    (10,312)  $        69  $     (803) $    (1,341)  $         --   $    (12,387)
                                         ============   ===========  ==========  ===========   ============
  Identifiable assets                    $     39,563   $     1,528  $    1,482  $     2,263   $    (19,407)  $     25,429
                                         ============   ===========  ==========  ===========   ============

Year ended December 31, 1995
Revenues:
    From unaffiliated customers          $     24,867   $     2,681  $    3,178  $     1,980             --   $     32,706
    Intercompany transfers                      2,644            --          --           --   $     (2,644)            --
                                         --------------------------  ----------  -----------   ------------
        Total revenues                   $     27,511   $     2,681  $    3,178  $     1,980   $     (2,644)  $     32,706
                                         ============   ===========  ==========  ===========   ============
  Loss from operations                   $     (8,876)  $       (54) $     (816) $      (660)  $         --   $    (10,406)
                                         ============   ===========  ==========  ===========   ============
  Identifiable assets                    $     18,666   $     2,354  $    1,936  $     1,049   $     (6,851)  $     17,154
                                         ============   ===========  ==========  ===========   ============

Year ended December 1, 1996
Revenues:
    From unaffiliated customers          $     26,570   $     3,542  $    4,287  $     3,940             --   $     38,339
    Intercompany transfers                      5,694            --          --           --   $     (5,694)            --
                                         ------------   -----------  ----------  -----------   ------------
        Total                            $     32,264   $     3,542  $    4,287  $     3,940   $     (5,694)  $     38,339
                                         ============   ===========  ==========  ===========   ============
Income (loss) from operations            $      1,317   $      (701) $       50  $       523             --   $      1,693
                                         ============   ===========  ==========  ===========   ============
Identifiable assets                      $     56,600   $     3,266  $    2,366  $     3,172   $    (26,945)  $     38,461
                                         ============   ===========  ==========  ===========   ============

    Intercompany transfers primarily represent shipments of software to foreign subsidiaries and are charged at fixed percentages of the net selling prices to the ultimate customers. These transfers have been eliminated from consolidated revenues.

M. RESTRUCTURING CHARGES:

    During fiscal 1995, the Company recorded restructuring charges aggregating approximately $2,709,000. The restructuring plan was developed to re-focus the Company's product strategies and reduce the Company's cost structure and included severance payments to 36 terminated employees (including the Company's President and four Vice Presidents, all telesales personnel and certain marketing personnel) totaling approximately $2,100,000 (including the extension of exercise periods of certain stock options totaling approximately $1,317,000), loss on the sale of the Company's Australian subsidiary amounting to approximately $76,000 and losses on vacated office leases approximately $533,000. The revenues and net operating losses of the Company's Australian operation were not material. As of December 31, 1996, the restructuring plan was complete.

Activity related to the restructuring change and the related accrued restructuring reserve (included in accrued expenses) is summarized as follows, in thousands:

                                                                   Reserve At               Reserve At
                                          Provision               December 31,              December
                                          During 1995  Payments        1995      Payments       1996
                                         ------------ ----------  ------------- ----------   -------
Employee severance                       $      783  $     (691)    $     92   $      (92)         --
Vacated office leases and related
  costs                                         408        (173)         235         (235)   $     --
                                         ----------  ----------     --------   ----------    --------
      Total restructuring
        reserve                               1,191  $     (864)    $    327   $     (327)   $    ---

                                                     ==========     ========   ==========    ========
Stock option remeasurement                    1,317

Abandoned leaseholds                            125
Loss on sale of subsidiary                       76
                                         ----------
          Total restructuring
            charges                      $    2,709
                                         ==========

                               OBJECT DESIGN, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                                        -----------------------------
                                     Balance at         Charged to         Charged to                            Balance
                                      Beginning         Costs and            Other                               End of
                                      of Period          Expenses           Accounts          Deductions         Period
                                     ----------         ----------          ---------         ----------         -------
Year ended December 31, 1996
  Allowance for doubtful accounts     $591,123           $715,000                              $483,013          $823,110

Year ended December 31, 1995
  Allowance for doubtful accounts     $399,842           $571,644                              $380,363          $591,123

Year ended December 31, 1994          $394,360           $433,957                              $428,475          $399,842
  Allowance for doubtful accounts

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996 (the "Definitive Proxy Statement"), is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Remuneration of Executive Officers and Directors" in the Definitive Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in the Definitive Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended December 31, 1996, 1995, 1994 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, 1994 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, 1994 Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

     (3)  EXHIBITS

     EXHIBITS

Number                              Description
------                              -----------
*3.3           Restated Certificate of Incorporation, as amended
*3.5           By-laws of the Company
*4.1           Specimen certificate for Common Stock of the Company
*10.1*         1989 Incentive and Nonqualified Stock Option Plan
*10.2*         1995 Nonqualified Stock Option Plan
*10.3*         1996 Incentive and Nonqualified Stock Option Plan
*10.4*         1996 Employee Stock Purchase Plan
*10.12         Lease dated September 15, 1993 between the Company and 25 Mall Road Trust.
*10.13         First Amendment to Lease dated June 28, 1994 between the Company and 25 Mall Road Trust
*10.14         Second Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust
*10.15*        Employment Agreement dated December 21, 1995 between the Company and Robert N. Goldman as amended by Amendment to Employment Agreement dated May , 1996
*10.16*        Employment Agreement dated December 21, 1995 between the Company and Justin J. Perreault, as amended by Employment Agreement dated May, 1996
*10.17*        Severance Agreement dated March 1, 1996 between the Company and Thomas M. Atwood
*10.20         Sixth Amended and Restated Stockholders' Agreement dated February 13, 1996 among the Company and certain of its stockholders
*10.21         Amended and Restated IBM Stockholders' Agreement dated May 14,
               1993 among the Company, International Business Machines
               Corporation ("IBM") and certain other stockholders of the
               Company, as amended by a Second Amendment dated March 31, 1994, as further amended by a Third Amendment dated June 10, 1994 and as further amended by a Fourth Amendment dated February 14, 1996
*10.22         Amended and Restated Registration Rights Agreement dated June 29, 1990 between the Company and certain of its stockholders, as amended by Amendment No. 1 dated October 1, 1990, as further amended by Amendment No. 2 dated July 29, 1991, as further amended by Amendment No. 3 dated
               March 12, 1992, as further amended by Amendment No. 4 dated April 12, 1993, as further amended by Amendment No. 5 dated May 14, 1993, as further amended by Amendment No. 6 dated March 31,
               1994 and as further amended by Amendment No. 7 dated February 13, 1996
*10.23         Master Lease and Warrant Agreement dated October 1, 1990 between the Company and PacifiCorp
               Credit, Inc. d/b/a Pacific Venture Finance, Inc. ("PacifiCorp")
*10.24         Preferred Stock Purchase Warrant dated October 1, 1990 between the Company and PacifiCorp.
*10.25         Internal Use and Substrate Agreement dated April 10, 1993 between the Company and IBM
*10.26         Break-Up Agreement dated April 10, 1993 between the Company and IBM
*10.27         Escrow Agreement dated April 10, 1993 between the Company and IBM
*10.28         Master Agreement dated April 10, 1993 between the Company and IBM
*10.29         First Amended and Restated Agreement Regarding Confidential Information dated February 11, 1993 between Company and IBM
 10.30         Loan and Security Agreement dated December 17, 1996 between the Company and The First National
               Bank of Boston
 10.31         $2,000,000 Revolving Note dated December 17, 1996 by the Company payable to The First National
               Bank of Boston
 11.1          Computation of Earnings per Share
*21.1          List of Subsidiaries of the Company
 23.1          Consent of Coopers & Lybrand L.L.P.
 27.1          Financial Data Schedule


* before an exhibit number: This exhibit is incorporated by reference to the similarly-numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Registration No. 333-05241.

* after an exhibit number:  Management contracts and compensatory arrangements.

(B)    REPORTS ON FORM 8-K

The Company did not file any Report on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBJECT DESIGN, INC.

Date:  March 31, 1997                   /s/  ROBERT N. GOLDMAN
                                       -------------------------------
                                           Robert N. Goldman
                                           President and Chief Executive Officer

Date:  March 31, 1997                  /s/  LACEY BRANDT
                                       -------------------------------
                                           Lacey Brandt
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                                    Title                        Date
       ---------                                    -----                        ----
/s/ Robert N. Goldman                       President and Chief
____________________________                Executive Officer
Robert N. Goldman                           (Principal Executive
                                            Officer and Director)            March 31, 1997

/s/ Lacey Brandt                            Chief Financial
____________________________                Officer (Principal
Lacey Brandt                                Financial and Accounting
                                            Officer)                         March 31, 1997


/s/Gerald Bay                               Director                         March 31, 1997
----------------------------
Gerald Bay


/s/Arthur Marks                             Director                         March 31, 1997
----------------------------
Arthur Marks


/s/Tim Palmer                               Director                         March 31, 1997
----------------------------
Tim Palmer





/s/Scott Sperling                           Director                         March 31, 1997
----------------------------
Scott Sperling


/s/Steven Walske                            Director                         March 31, 1997
----------------------------
Steven Walske