Form 10-K/A
period 1996-12-31
OBJECT DESIGN INC
filed 1997-04-30
CIK 1014955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ____

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

As of February 28, 1997 the Registrant had outstanding 26,790,476 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 37.

EXPLANATION
-----------

This amendment is being filed to include an additional exhibit inadvertently omitted from the report as originally filed. The additional exhibit is the Report of Independent Accountants on Financial Statement Schedule filed as
Exhibit 99.1 herewith. The Consent of Coopers & Lybrand L.L.P. originally filed as Exhibit 23.1 includes its consent to the inclusion in this amendment of
Exhibit 99.1. Part IV, Item14 is therefore modified to read as follows:


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

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

Except for Schedule II, Valuation and Qualifying Accounts which is contained in
Item 8 hereof, all schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements or Notes thereto.

     (3)  Exhibits

Exhibit
Number                              Description
------                              -----------
*3.3           Restated Certificate of Incorporation, as amended
*3.5           By-laws of the Company
*4.1           Specimen certificate for Common Stock of the Company
*10.1*         1989 Incentive and Nonqualified Stock Option Plan
*10.2*         1995 Nonqualified Stock Option Plan
*10.3*         1996 Incentive and Nonqualified Stock Option Plan
*10.4*         1996 Employee Stock Purchase Plan
*10.12         Lease dated September 15, 1993 between the Company and 25 Mall
               Road Trust.
*10.13         First Amendment to Lease dated June 28, 1994 between the Company and 25 Mall Road Trust
*10.14         Second Amendment to Lease dated
               March 1, 1996 between the Company and 25 Mall Road Trust
*10.15*        Employment Agreement dated December 21, 1995 between the Company and Robert N. Goldman as
               amended by Amendment to Employment Agreement dated May , 1996
*10.16*        Employment Agreement dated December 21, 1995 between the Company and Justin J. Perreault, as amended by Employment Agreement dated May, 1996
*10.17*        Severance Agreement dated March 1, 1996 between the Company and
               Thomas M. Atwood
*10.20         Sixth Amended and Restated Stockholders' Agreement dated
               February 13, 1996 among the Company and certain of its
               stockholders
*10.21         Amended and Restated IBM Stockholders' Agreement dated May 14,
               1993 among the Company, International Business Machines
               Corporation ("IBM") and certain other stockholders of the
               Company, as amended by a Second Amendment dated March 31, 1994, as further amended by a Third Amendment dated June 10, 1994 and as further amended by a Fourth Amendment dated February 14, 1996
*10.22         Amended and Restated Registration Rights Agreement dated
               June 29, 1990 between the Company and certain of its
               stockholders, as amended by Amendment No. 1 dated October 1,
               1990, as further amended by Amendment No. 2 dated July 29, 1991, as further amended by Amendment No. 3 dated March 12, 1992, as further amended by Amendment No. 4 dated April 12, 1993, as further amended by Amendment No. 5 dated May 14, 1993, as further amended by Amendment No. 6 dated March 31, 1994 and as further amended by Amendment No. 7 dated February 13, 1996
*10.23         Master Lease and Warrant Agreement dated October 1, 1990 between the Company and PacifiCorp Credit, Inc. d/b/a Pacific Venture
               Finance, Inc. ("PacifiCorp")
*10.24         Preferred Stock Purchase Warrant dated October 1, 1990 between the Company and PacifiCorp.
*10.25         Internal Use and Substrate Agreement dated April 10, 1993
               between the Company and IBM
*10.26         Break-Up Agreement dated April 10, 1993 between the Company and IBM
*10.27         Escrow Agreement dated April 10, 1993 between the Company and IBM
*10.28         Master Agreement dated April 10, 1993 between the Company and IBM
*10.29         First Amended and Restated Agreement Regarding Confidential
               Information dated February 11, 1993 between Company and IBM
 10.30         Loan and Security Agreement dated December 17, 1996 between the
               Company and The First National Bank of Boston
 10.31         $2,000,000 Revolving Note dated December 17, 1996 by the Company payable to The First National Bank of Boston
 11.1          Computation of Earnings per Share
*21.1          List of Subsidiaries of the Company
 23.1          Consent of Coopers & Lybrand L.L.P.
 27.1          Financial Data Schedule
 99.1          Report of Independent Accountants on Financial Statement Schedule

(b)    Reports on Form 8-K

       The Company did not file any Report on Form 8-K during the quarter ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 1997                           OBJECT DESIGN, INC.

                                                /s/  LACEY BRANDT
                                                ----------------------
                                                     LACEY BRANDT

                                                Chief Financial Officer