Form 10-Q
period 1997-03-31
OBJECT DESIGN INC
filed 1997-05-14
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


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


               Yes         X                   No
                   -----------------              -----------------


      The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 26,890,524.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                              Page
------------------------------                                              ----

         Consolidated Balance Sheets as of March 31, 1997                    3
            and December 31, 1996

         Consolidated Statements of Income                                   4
         for the three months ended March 31, 1997
         and March 31, 1996

         Consolidated Statements of Cash Flows                               5
         for the three months ended March 31, 1997 and March 31, 1996

         Notes to Consolidated Financial Statements                          6

         Management's Discussion and Analysis of Financial                   7
            Condition and Results of Operations

Part II - Other Information
---------------------------

         Item 1. Legal Proceedings                                           10

         Item 6. Exhibits and Reports on Form 8-K                            10

         Exhibit Index                                                       10
         Signatures

                               OBJECT DESIGN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           March 31,            December 31,
                                                                                             1997                   1996
                                                                                         -----------            ------------
                                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                              $ 12,630             $ 10,952
    Marketable securities                                                                     8,484               11,087
    Accounts receivable, less allowances of $898
       and $823 at March 31, 1997 and
      December 31, 1996 respectively                                                         10,129               11,694
    Accounts receivable - related parties                                                     1,200                    2
    Prepaid expenses and other current assets                                                   700                  598
                                                                                           --------             --------
          Total current assets                                                               33,143               34,333
Marketable securities                                                                           738                 --
Property and equipment, net                                                                   3,345                3,218
Other assets                                                                                    621                  910
                                                                                           --------             --------
              Total assets                                                                 $ 37,847             $ 38,461
                                                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations                                                   $     86             $     55
Accounts payable                                                                              2,003                1,850
Accrued expenses                                                                              2,172                2,506
Accrued compensation                                                                          1,098                1,531
Deferred revenue                                                                              3,498                3,874
Deferred revenue - related parties                                                              250                  292
                                                                                           --------             --------
          Total current liabilities                                                           9,107               10,108
Long-term obligations                                                                           114                  120

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.01 par value: 5,000,000
           shares authorized at March 31, 1997 and
          December 31, 1996; no shares issued and
          outstanding at March 31, 1997 or December 31, 1996                                     --                   --
    Common stock, $.001 par value; 200,000,000 shares
          authorized at March 31, 1997 and December 31, 1996; 26,845,000 shares issued and outstanding at March 31, 1997 and 26,602,830 shares issued and outstanding at
          December 31, 1996                                                                      27                   27
    Additional paid-in capital                                                               62,119               62,928
    Accumulated deficit                                                                     (31,439)             (33,533)
    Net unrealized holding (loss) gain on marketable securities                                 (16)                   7
    Cumulative translation adjustment                                                          (815)                (218)
    Advances to stockholders                                                                   (887)                (887)
    Unearned compensation                                                                      (363)                 (91)
                                                                                           --------             --------
          Total stockholders' equity                                                         28,626               28,233
                                                                                           ========             ========

              Total liabilities and stockholders' equity                                   $ 37,847             $ 38,461
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

                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                         1997                1996
                                                                         ----                ----
Revenues:
       Software                                                        $  6,625            $  5,612
       Services                                                           2,740               2,369
       Related party software and services                                1,790               1,015
                                                                       --------            --------
               Total revenues                                            11,155               8,996
Cost of revenues:
       Cost of software                                                     388                 499
       Cost of services                                                   1,873               1,698
       Cost of related party software
          and services                                                      163                 210
                                                                       --------            --------
               Total cost of revenues                                     2,424               2,407

Gross profit                                                              8,731               6,589
Operating expenses:
       Selling and marketing                                              4,856               3,683
       Research and development                                           2,114               1,804
       General and administrative                                         1,112                 911
                                                                       --------            --------
               Total operating expenses                                   8,082               6,398
Operating income                                                            649                 191
Other income net:                                                           326                 (22)
                                                                       --------            --------
Income before provision for income taxes                                    975                 169
Provision  for income taxes                                                  49                  24
                                                                       --------            --------
Net income                                                             $    926            $    145
                                                                       ========            ========

Accretion of redeemable preferred stock                                $     --            $   (333)
                                                                       --------            --------
Net income (loss) available to common stockholders (Note B)            $    926            $   (188)
                                                                       ========            ========

Historical net income (loss) available to
       common shareholders (Note B)                                    $   0.03            $  (0.02)
                                                                       ========            ========

Historical weighted average number of common and
       common equivalent share (Note B)                                  28,918               9,751
                                                                       ========            ========

Supplementary net income per common and
       common equivalent share (Note B)                                $   0.03            $   0.01
                                                                       ========            ========

Supplementary weighted average number of common and
       common equivalent shares outstanding (Note B)                     28,918              26,427
                                                                       ========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            -----------------------------
                                                                              1997                1996
                                                                            --------             --------
Cash flows from operating activities:
      Net income                                                            $    926             $    145
      Adjustments to reconcile net income
         to net cash used for operating activities:
         Depreciation and amortization                                           468                  427
         Bad debt expense                                                        147                   96
         Other                                                                    --                    8
         Net changes in operating assets and
            liabilities:
            Accounts receivable                                                  220                 (608)
            Prepaids and other current assets                                   (102)                  14
            Other assets                                                         289                   15
            Accounts payable                                                     153                 (268)
            Accrued expenses                                                    (767)                 158
            Deferred revenue                                                    (418)                (191)
                                                                            --------             --------
               Net cash provided (used) for operating activities                 916                 (204)
                                                                            --------             --------
      Investing activities:
         Capital expenditures                                                   (615)                (175)
         Purchases of marketable securities                                   (3,790)              (3,466)
         Proceeds from sale/maturity of
            available for sale marketable securities                           5,652                   --
         Purchase of minority interest                                            --                  (53)
                                                                            --------             --------
               Net cash provided (used) for investing
                  activities                                                   1,247               (3,694)
                                                                            --------             --------
      Financing activities:
         Proceeds from issuance of redeemable
            convertible preferred stock                                           --                4,917
         Proceeds from exercise of stock options                                  87                   39
         Principal payments on long-term borrowings                               (6)                (208)
         Principal additions (payments) on capital lease
            obligations                                                           31                  (13)
                                                                            --------             --------
               Net cash provided for financing
                  activities                                                     112                4,735
      Effect of exchange rate changes on cash                                   (597)                  80
                                                                            --------             --------
      Net change in cash and cash equivalents                                  1,678                  917
      Cash and cash equivalents, beginning of year                            10,952                2,465
                                                                            --------             --------
      Cash and cash equivalents, end of period                              $ 12,630             $  3,382
                                                                            ========             ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements

A.       Basis of Presentation

The consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

B.       Net Income (Loss) per Common and Common Equivalent Share

Net income (loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares issued during the twelve month period prior to the date of the filing of the Company's initial public offering ("IPO") have been included in the calculations as if they were outstanding for all periods. As permitted under SAB No. 83, these common equivalent shares, which consist of stock options, were determined using the treasury stock method and assumed an initial public offering price of $10.00 per share.

Supplementary net income (loss) per common share has been computed in the same manner except that all outstanding shares of Preferred Stock that were convertible into common stock upon the effectiveness of the IPO are treated as having been converted into Common Stock at the date of the original issuance. Net income (loss) per common share on a proforma basis is the same as net income
(loss) per common share on a supplementary basis.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", which is effective for fiscal years ending December 15, 1997, including interim periods. SFAS 128 permits an entity to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to the financial statements in periods prior to adoption. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). The company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                             Results of operations:

Total Revenues. The Company's total revenues increased 24.0% from $9.0 million for the three months ended March 31, 1996 to $11.2 million for the three months ended March 31, 1997. This growth resulted primarily from unit volume increases in Objectstore database software licenses, and increases in Related Party revenue and service revenues as discussed below.

Software Revenues. Software revenues increased 18.1% from $ 5.6 million for the three month period ended March 31, 1996 to $6.6 million for the three month period ended March 31, 1997. These increases were primarily due to increased unit volume of Objectstore database software licenses which more than offset a decline in the average selling price during the quarter. The Company continued to expand its customer base from its traditional customers in the telecommunications, networking, finance, engineering and engineering design industries to a growing number of customers in a broader group of industries as the result of the Company's new focus of selling to customers that are developing and deploying applications on the Internet and intranet. The Company's sales to Internet and intranet customers have had a lower ASP than have sales to its traditional customer base, as a result of a different pricing structure for the Internet and Intranet market. It is expected for future quarters that the Company's ASP will continue to decline as Internet revenues make up a growing percentage of revenues.

Service Revenues. Service revenues increased 15.7% from $2.4 million for the three month period ended March 31, 1996 to $2.7 million for the three month period ended March 31, 1997. This increase is the result of an increase in the number of customer deployments in the first three months of 1997.

Related Party Software and Services. Revenues from related parties increased 76.4% from $1.0 million for the three month period ended March 31, 1996 to $ 1.8 million for the three month period ended March 31, 1997. The increase is the result of a major purchase by IBM of Objectstore licenses in the first quarter of 1997 in connection with a few major deployments of IBM applications running on Objectstore. It is not expected that this revenue stream will continue at this level in the quarters ahead.

Cost of Software. Cost of software decreased 22.2% from $ .5 million for the three month period ended March 31, 1996 to $ .4 million for the three month period ended March 31, 1997 and decreased as a percent of software revenues from 8.9% to 5.9% for March 31, 1996 and 1997, respectively. This decrease reflects lower royalty costs in the first three months of 1997 due in part to the revenue mix change toward Objectstore licenses which carry lower royalty rates than certain tools and related products sold by the Company.

Cost of Services. Cost of services increased 10.3% from $1.7 million for the three month period ended March 31, 1996 to $1.9 million for the three month period ended March 31, 1997 but declined as a percent of service revenues from 71.7% to 68.4% for the same periods. This improved service margin reflects the leverage of fixed costs as revenues increase and also the effect of a revenue mix change towards more maintenance revenue, which typically carries a higher margin.

Selling and Marketing. Selling and marketing expenses increased 31.8% from $3.7 million for the three month period ended March 31, 1996 to $4.9 million for the three month period ended March 31, 1997 and increased as a percentage of total revenues from 40.9% to 43.5% for the same periods. These increases are reflective of the Company's initiative to expand its worldwide sales force as well as invest in lead generating marketing programs. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments directed at the Internet and distributed computing market opportunities throughout 1997.

Research and Development. Research and development expenses increased 17.2% from $1.8 million for the three month period ended March 31, 1996 to $2.1 million for the three month period ended March 31, 1997 but decreased as a percent of total revenues from 20.1% to 19.0% for the same periods. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and its current related products and to develop new products for the Internet and distributed computing applications.

General and Administrative. General and administrative expenses increased 22.1% from $.9 million for the three months ended March 31, 1996 to $ 1.1 million for the three months ended March 31, 1997 but declined slightly as a percentage of revenue from 10.1% to 10.0% for the same period. The increase in dollar amount is reflective of the increased staffing and certain other professional expenses associated with the reporting requirements of a public company.


Provision for Income Taxes. The Company's effective tax rate of 5% for the three months ended March 31, 1997 reflects an alternative minimum tax provision. The effective tax rate in both periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources. Prior to its IPO in July 1996, the Company had financed its operations through a combination of sales of Preferred Stock, bank lines of credit and capital and operating leases. During July 1996, the Company completed its IPO and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share resulting in net proceeds to the Company, after underwriting commissions and other costs, of $18,216,000.

As of March 31, 1997, the Company had cash and cash equivalents of $12.6 million, up from $3.4 million for the same period last year. During the three months ended March 31, 1997, the Company had net income of $.9 million and generated a net cash increase of $1.7 million. The Company's operating activities provided cash of $.9 million and used $.2 million for the three month periods ended March 31, 1997 and March 31, 1996, respectively. The Company's investing activities provided $1.3 million of cash in the three month period ended March 31, 1997, compared with cash used by the Company's investing activities of $3.7 million in the corresponding period of 1996. This increase is attributable primarily to the net sale of $1.3 million of marketable securities in the three month period ended March 31, 1997. In the three months ended March 31, 1997, the Company's improved results of operations and net cash provided from investment activities, partially offset by the impact of exchange rate fluctuations, contributed to the cash generation.


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



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

Exhibit Numbers                     Description
--------------------------------------------------------------------------------

*4.1                Specimen certificate for Common Stock of the Company

11.1 Statement regarding Computation of Net Income (Loss) per Common and Common Equivalent Share

27.1                Financial Data Schedule

--------------------------------------------------------------------------------

     * Incorporated by reference to the similarly-numbered exhibit filed as part of the Registrant's Registration Statement on Form S-1, File No. 333-05241.

b)   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.


                                           OBJECT DESIGN, INC.
                                           (Registrant)


May 14, 1997                               By: /s/ Robert N. Goldman
                                              _________________________________
                                           Robert N. Goldman
                                           President, Chairman of the Board



May 14, 1997                               By: /s/ Lacey P. Brandt
                                              _________________________________
                                           Lacey P. Brandt
                                           Chief Financial Officer

                               Object Design, Inc.
              Statement Regarding Computation of Net Income (Loss)
              per Common and Common Equivalent Share (Exhibit 11.1)
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                           ----------------------------
                                                              1997               1996
Historical - Primary:
        Weighted average issued common
           stock outstanding                                 26,608               2,387
        Weighted average common stock
           equivalents and cheap stock (2)                    2,310               7,364
        Less:  assumed purchases of
           treasury shares                                       --                  --
                                                           --------            --------
              Weighted average number of
                  common and common
                  equivalent shares outstanding              28,918               9,751
                                                           ========            ========
Net income                                                      926                 145
Less:  accretion of redeemable convertible
        preferred stock to redemption value                      --                (333)
                                                           --------            --------
Net income (loss) available to common
        stockholders                                       $    926            $   (188)
                                                           ========            ========
Net income (loss) per common and
        common equivalent share                            $   0.03            $  (0.02)



Supplementary (1)
        Weighted average issued common
           and preferred stock outstanding (1)               26,608              19,063
        Weighted average common stock
           equivalents and cheap stock (2)                    2,310               7,364
        Less:  assumed purchases of treasury
           shares                                                --                  --
                                                           --------            --------
              Weighted average number of
                  common and common
                  equivalent shares outstanding              28,918              26,427
                                                           ========            ========
Net income                                                 $    926            $    145

Net income per share                                       $   0.03            $   0.01
                                                           ========            ========


Notes:
 (1) All shares of convertible preferred stock are considered, on a supplementary basis, to be common stock and are included using the if-converted method on the dates of their original issuance.
 (2) In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, issuances of common stock, common stock equivalents and Series J Preferred Stock within one year prior of the initial filing of the registration statement, at share prices below the assumed initial public offering price of $10.00 per share are considered to have been made in anticipation of the contemplated public offering for which the registration statement was prepared. Accordingly, these stock issuances are treated as if issued and outstanding, using the treasury stock method for options, since the inception of the Company.