Form 10-Q
period 1997-06-30
OBJECT DESIGN INC
filed 1997-08-13
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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



                             Yes  [X]      No


The number of shares outstanding of the registrant's common stock as of July 31, 1997 was 27,168,464.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                    Page
------------------------------                                    ----

         Consolidated Balance Sheets as of June 30, 1997            3
         and December 31, 1996

         Consolidated Statements of Income                          4
         for the three  and six months ended June 30, 1997
         and June 30, 1996

         Consolidated Statements of Cash Flows                      5
         for the three and six months ended  June 30, 1997
         and  June 30, 1996

         Notes to Consolidated Financial Statements                 6

         Management's Discussion and Analysis of Financial          8
         Condition and Results of Operations


Part II - Other Information
---------------------------

         Item 1. Legal Proceedings                                 12

         Item 6. Exhibits and Reports on Form 8-K                  12

         Exhibit Index                                             12

         Signatures

                              OBJECT DESIGN, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   June 30,      December 31,
                                                                     1997            1996
                                                                   --------         --------
ASSETS                                                            (unaudited)
Current assets:
   Cash and cash equivalents                                       $ 11,797         $ 10,952
   Marketable securities                                              7,016           11,087
   Accounts receivable, less allowances of $928
     and $823 at June 30, 1997 and
     December 31, 1996 respectively                                  12,462           11,696
   Prepaid expenses and other current assets                          1,358              598
                                                                   --------         --------
   Total current assets                                              32,633           34,333
Marketable securities                                                   738               --
Property and equipment, net                                           3,591            3,218
Other assets                                                            892              910
                                                                   --------         --------
   Total assets                                                    $ 37,854         $ 38,461
                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term obligations                           $     85         $     55
Accounts payable                                                      1,627            1,850
Accrued expenses                                                      1,563            2,506
Accrued compensation                                                  1,003            1,531
Deferred revenue                                                      3,748            3,874
Deferred revenue - related parties                                      157              292
                                                                   --------         --------
   Total current liabilities                                          8,183           10,108
Long-term obligations                                                   212              120
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value: 5,000,000
     shares authorized at June 30, 1997 and
     December 31, 1996: no shares issued and
     outstanding at June 30, 1997 or December 31, 1996                   --               --
   Common stock, $.001 par value; 200,000,000 shares
      authorized at June 30, 1997 and December 31, 1996;
      27,133,730 shares issued and outstanding at June 30,
      1997 and 26,602,830 shares issued and outstanding at
      December 31, 1996                                                 27               27
    Additional paid-in capital                                      62,518           62,928
    Accumulated deficit                                            (31,008)         (33,533)
    Net unrealized holding loss on marketable securities               (16)               7
    Cumulative translation adjustment                                 (838)            (218)
    Advances to stockholders                                          (887)            (887)
    Unearned compensation                                             (337)             (91)
                                                                   --------         --------
       Total stockholders' equity                                   29,459           28,233
            Total liabilities and stockholders' equity            $ 37,854         $ 38,461
                                                                   ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)

                                                                          Three Months                 Six Months
                                                                            Ended                          Ended
                                                                          June 30,                        June 30,
                                                                  --------------------------        --------------------
                                                                   1997             1996            1997          1996
                                                                   ----             ----            ----          ----
Revenues:
      Software                                                     $8,280           $5,717         $14,905      $11,329
      Services                                                      2,651            2,556           5,391        4,924
      Related party software and services                             244              926           2,034        1,941
                                                                  -------           -------        -------      --------
              Total revenues                                       11,175            9,199          22,330       18,194
Cost of revenues:
      Cost of software                                                415              285             803          784
      Cost of services                                              1,949            1,660           3,822        3,358
      Cost of related party software
         and services                                                  72               38             235          248
                                                                  -------           -------        -------      --------
              Total cost of revenues                                2,436            1,983           4,860        4,390

Gross profit                                                        8,739            7,216          17,470       13,804
Operating expenses:
      Selling and marketing                                         5,672            4,243          10,528        7,926
      Research and development                                      1,864            1,822           3,978        3,626
      General and administrative                                    1,119              910           2,231        1,821
                                                                  -------           -------        -------      --------
              Total operating expenses                              8,655            6,975          16,737       13,373
Operating income                                                       84              241             733          431
Other income, net                                                     411               42             737           21
      Income before provision for income taxes                        495              283           1,470          452
Provision for income taxes                                             48                -              97           24
                                                                  -------           -------        -------      --------
Net income                                                           $447             $283          $1,373         $428
Accretion of redeemable common stock                                    -             (666)              -         (999)
                                                                  -------           -------        -------      --------
Net income (loss) available to common stockholders (Note B)          $447            $(383)         $1,373        $(571)
                                                                  =======           =======        =======      ========
Historical net income (loss) available to
 common shareholders (Note B)                                       $0.02           $(0.03)          $0.05       $(0.05)
                                                                  =======          ========        =======      ========
Historical weighted average number of common and
  common equivalent shares (Note B)                                28,795           12,631          28,952       10,441
                                                                  =======           =======        =======      ========
Supplementary net income per common and common
  equivalent shares (Note B)                                        $0.02            $0.01           $0.05        $0.02
                                                                  =======           =======        =======      ========
Supplementary  weighted average number of common and
  common equivalent shares outstanding (Note B)                    28,795           29,438          28,952       27,259
                                                                  =======           =======        =======      ========

The accompanying notes are an integral part of the consolidated financial statements.

                              OBJECT DESIGN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          Six Months
                                                                            Ended
                                                                           June 30,
                                                                    -------------------
                                                                       1997       1996
                                                                    --------    --------
   Cash flows from operating activities:
          Net income                                                $  1,373   $   428
          Adjustments to reconcile net income
            to net cash used for operating activities:
               Depreciation and amortization                             961       880
               Bad debt expense                                          419       112
               Other                                                      --         8
               Net changes in operating assets and
                 liabilities:
                   Accounts receivable                                (1,185)      (19)
                   Prepaids and other current assets                    (760)     (418)
                   Other assets                                           18      (295)
                   Accounts payable                                     (223)        7
                   Accrued expenses                                   (1,471)      557
                   Deferred revenue                                     (261)   (2,161)
                                                                    --------   -------
                        Net cash used for operating activities        (1,129)     (901)
                                                                    --------   -------
          Investing activities:
               Capital expenditures                                   (1,334)     (614)
               Purchases of marketable securities                     (4,366)   (3,466)
               Proceeds from sale/maturity of available for sale
                 marketable securities                                 7,676     1,500
               Purchase of minority interest                              --       (53)
                                                                    --------   -------
                        Net cash provided (used) by investing
                          activities                                   1,976    (2,633)
                                                                    --------   -------
          Financing activities:
               Proceeds from issuance of redeemable
                 convertible preferred stock                              --     4,917
               Proceeds from exercise of stock options                   496        70
               Principal additions (payments) on capital
                  lease obligations                                      122      (438)
                                                                    --------   -------
                        Net cash provided by financing
                          activities                                     618     4,549
          Effect of exchange rate changes on cash                       (620)     (227)
                                                                    --------   -------
          Net change in cash and cash equivalents                        845       788
          Cash and cash equivalents, beginning of year                10,952     2,465
                                                                    --------   -------
          Cash and cash equivalents, end of period                  $ 11,797   $ 3,253
                                                                    ========   =======


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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 permits an entity to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to the financial statements in periods prior to adoption. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share (IAS 33). The company plans to adopt SFAS 128 in 1997 and has not yet determined the impact.


C.   New Accounting Pronouncements

The Financial Accounting Standard Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS NO. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                             Results of operations:

Total Revenues. The Company's total revenues increased 21.5% from $9.2 million for the three months ended June 30, 1996 to $11.2 million for the three months ended June 30, 1997. This growth resulted primarily from unit volume increases in ObjectStore database software licenses that more than offsetting a decrease in Related Party revenue. Total revenues for the six months ended June 30, 1997 increased 22.7% to $22.3 million up from $18.2 million for the same period last year. This increase was primarily a result of increased software license revenue described below.

Software Revenues. Software revenues increased 44.8% from $5.7 million for the three-month period ended June 30, 1996 to $8.3 million for the three-month period ended June 30, 1997. Software revenues increased 31.6% from $11.3 million for the six-month period ended June 30, 1996 to $14.9 million for the six-month period ended June 30, 1997. These increases were primarily due to increased unit volume of ObjectStore database software licenses, which more than offset a decline in the average selling price, (ASP) during the quarter. The Company continued to expand its customer base from its traditional customers in the telecommunications, networking, finance, engineering and engineering design industries to a growing number of customers in a broader group of industries as the result of the Company's new focus of selling to customers that are developing and deploying applications on the Internet and intranet. The Company's sales to Internet and intranet customers have had a lower ASP than have sales to its traditional customer base, as a result of a different pricing structure for the Internet and Intranet market. It is expected for future quarters that the Company's ASP will continue to decline as Internet revenues make up a growing percentage of revenues.

Service Revenues. Service revenues increased 3.7% from $2.6 million for the three-month period ended June 30, 1996 to $2.7 million for the three-month period ended June 30, 1997. This increase was primarily the result of increased maintenance revenues in the period, reflecting increased customer sales. Service revenues increased 9.5% from $4.9 million for the six-month period ended June 30, 1996 to $5.4 million for the six-month period ended June 30, 1997. The increase was primarily the result of increased maintenance revenues reflecting increased customer sales and increased consulting revenues relating to increased customer deployments during the first six months of 1997 as compared to the first six months of last year.

Related Party Software and Services. Revenues from related parties decreased 73.7% from $.9 million for the three-month period ended June 30, 1996 to $.2 million for the three-month period ended June 30, 1997. The decrease for the three months is the result of significant IBM revenue recognized in the second quarter of 1996 related to an IBM NRE contract that was completed in the second quarter of 1996 and not repeated in the second quarter of 1997. Revenues from related parties increased 4.8% from $1.9 million for the six-month period ended June 30, 1996 to $2.0 million for the six-month period ended June 30, 1997. This increase is the result of a previously disclosed large purchase of software licenses by IBM in the first quarter of 1997.


Cost of Software. Cost of software increased 45.6% from $.3 million for the three month period ended June 30, 1996 to $.4 million for the three month period ended June 30, 1997 and stayed constant at 5% of software revenues for June 30, 1996 and 1997. Cost of Software remained flat at .8 million for both the six months ended June 30, 1996 and June 30, 1997 but decreased as a percentage of software revenues from 6.9% to 5.4% or the same periods, respectively. This decrease as a percentage of software revenues for the six month period reflects lower royalty costs in the first six months of 1997, due in part to the change in revenue mix toward ObjectStore licenses which bear lower royalty rates than other products sold by the Company.

Cost of Services. Cost of services increased 17.4% from $1.7 million for the three month period ended June 30, 1996 to $2.0 million for the three month period ended June 30, 1997 and increased as a percent of service revenues from 65.0% to 73.5% for the same periods, respectively. Cost of services increased 13.8% from $3.4 million for the six month period ended June 30, 1996 to $3.8 million for the six month period ended June 30, 1997 and increased as a percentage of service revenues from 68.2% to 70.9% for the same periods, respectively. The increase of cost of services as a percentage of service revenues for the three and six month periods is reflective of the Company's initiative over the past four quarters to invest in non-billable technical account management (TAMs) to ensure successful customer deployments. While the cost of the TAM program will continue to grow in absolute dollars, it may not grow as fast as service revenues and therefore expenses may decline as a percentage of service revenues in the quarters ahead.

Selling and Marketing. Selling and marketing expenses increased 33.7% from $4.2 million for the three month period ended June 30, 1996 to $5.7 million for the three month period ended June 30, 1997 and increased as a percentage of total revenues from 46.1% to 50.8% for the same periods, respectively. Selling and marketing expenses increased 32.8% from $7.9 million for the six months ended June 30, 1996 to $10.5 million for the six months ended June 30, 1997 and increased as a percentage of total revenues from 43.6% to 47.1%. for the same periods, respectively These increases are reflective of the Company's initiative to expand its worldwide sales force as well as invest in lead generating marketing programs. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments directed at the Internet and distributed computing market opportunities throughout 1997 and into 1998. While expenses will increase in absolute dollar amount in the quarters ahead, they may not increase at the same rate as revenues, leading to a decline of selling and marketing expense as a percent of total revenues.

Research and Development. Research and development expenses increased 2.3% from $1.8 million for the three month period ended June 30, 1996 to $1.9 million for the three month period ended June 30, 1997 but decreased as a percent of total revenues from 19.8% to 16.7% for the same periods, respectively. Research and development expense increased 9.7% from $3.6 million for the six months ended June 30, 1996 to $4.0 million for the six months ended June 30, 1997 but decreased as a percentage of total revenues from 19.9% to 17.8% for the same periods, respectively. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and its current related products and to develop new products for the Internet and distributed computing applications. However, research and development expenses may decrease as a percentage of total revenue since these investments may not increase at the same rate as revenue.

General and Administrative. General and administrative expenses increased 22.9% from $.9 million for the three months ended June 30, 1996 to $1.1 million for the three months ended June 30, 1997 and increased slightly as a percentage of total revenues from 9.9% to 10.0% for the same periods, respectively. General and administrative expenses increased 22.5% from $1.8 million for the six months ended June 30, 1996 to $2.2 million for the six months ended June 30, 1997, and remained flat at 10.0% of total revenues for both periods. The increase in dollar amount is reflective of the increased staffing and certain other professional expenses associated with the reporting requirements of a public company.

Provision for Income Taxes. The Company's effective tax rate of 9.7% for the three months ended June 30, 1997 and 6.6% for the six months ended June 30, 1997 reflects an alternative minimum tax provision for federal taxes and certain state taxes. The effective tax rate in both periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

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

As of June 30, 1997, the Company had cash and cash equivalents of $11.8 million, up from $3.3 million for the same period last year. During the six months ended June 30, 1997, the Company had net income of $1.4 million and generated a net cash increase of $.8 million. This compares to net income of $.4 million and a net cash increase of $.8 million for the same six month period last year. Net cash used for operating activities was $1.1 million for the six months ended June 30, 1997 as compared to $.9 million used in the same six month period last year. The increase in cash usage is the result of increased accounts receivable and the decrease in accrued expenses versus the prior year partially offset by a lower increase in deferred revenue versus the prior year. The increased cash used in accounts receivable reflects revenue growth and the slower collection of certain international accounts receivables. The decline in accrued expenses reflects the use of certain accruals from cost of goods sold for distributor commissions and the internationalization of ObjectStore documentation and the payout of accrued bonuses and commissions in the first quarter. The Company's investing activities provided $1.9 million of cash in the six-month period ended June 30, 1997, compared with cash used by the Company's investing activities of $2.6 million in the corresponding period of 1996. This increase is attributable primarily to the net sale of $3.3 million of marketable securities in the six-month period ended June 30, 1997. The Company's financing activities provided $.6 million and $4.5 million for the six months ended June 30,1997 and 1996, respectively. This decrease is the result of an issuance of redeemable convertible preferred stock in the first quarter of 1996 which was not repeated in the first six months of 1997. In the six months ended June 30, 1997, the Company's improved net income and net cash provided from investment activities, partially offset by the impact of exchange rate fluctuations, contributed to the cash generation.


The Company believes that its current cash, cash equivalents and marketable securities, its capital leases and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements for the foreseeable future.

                           Part II: OTHER INFORMATION


Item 1. Legal Proceedings

There are no material legal proceedings, either outstanding or pending with respect to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 28, 1997, Gerald Bay was re-elected to serve a three-year term expiring in 2000. Robert Goldman, Art Marks, Scott Sperling and Steve Walske continue as Directors.

At the meeting, 23,227,777 shares were voted for Mr. Bay and 131,353 shares withheld authority.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

Exhibit Numbers                             Description
--------------------------------------------------------------------------------

11.1 Statement regarding Computation of Net Income (Loss) per Common and Common Equivalent Share

27.1 Financial Data Schedule
-------------------------------------------------------------------------------

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 1997.


                                           OBJECT DESIGN, INC.
                                           (Registrant)


August 10, 1997                            By:_________________________________
                                           Robert N. Goldman
                                           President, Chairman of the Board



August 10, 1997                            By:_________________________________
                                           Lacey P. Brandt
                                           Chief Financial Officer