Form 10-Q
period 1997-09-30
OBJECT DESIGN INC
filed 1997-11-14
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                -------------------------------------------------


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

                   Yes  X                                   No
                      ----                                     ----
         The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 27,288,837.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                            Page
------------------------------                                            ----

         Consolidated Balance Sheets as of September 30, 1997               3
         and December 31, 1996

         Consolidated Statements of Operations for the three and nine       4
         months ended September 30, 1997 and September 30, 1996

         Consolidated Statements of Cash Flows for the nine months          5
         ended September 30, 1997 and September 30, 1996

         Notes to Consolidated Financial Statements                         6

         Management's Discussion and Analysis of Financial                  7
         Condition and Results of Operations

Part II - Other Information
---------------------------

         Item 1. Legal Proceedings                                         10

         Item 6. Exhibits and Reports on Form 8-K                          10

         Exhibit Index                                                     10

         Signatures                                                        11

                               OBJECT DESIGN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                  Sept. 30,             Dec. 31,
                                                                      1997                1996
                                                                      ----                ----
                                                               (unaudited)
                                                               -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 13,848            $ 10,952
  Marketable securities                                              2,722              11,087
  Accounts receivable, net                                          14,879              11,696
  Prepaid expenses and other current assets                          1,386                 598
                                                                     -----                ----
    Total current assets                                            32,835              34,333

Marketable securities                                                1,521                   -
Property and equipment, net                                          4,003               3,218
Other assets                                                         1,392                 910
                                                                     -----                ----
    Total assets                                                  $ 39,751            $ 38,461
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligations                        $     60            $     55
  Accounts payable                                                   2,148               1,850
  Accrued expenses                                                   2,778               2,506
  Accrued compensation                                                 976               1,531
  Deferred revenue                                                   3,552               4,166
                                                                     -----               -----
    Total current liabilities                                        9,514              10,108

Long-term obligations                                                  212                 120

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized
    none issued and outstanding                                          -                   -
  Common stock, $0.001 par value; 200,000 shares
    authorized 27,274 and 26,603 shares issued and
   outstanding                                                          27                  27
  Additional paid-in capital                                        63,788              62,928
  Accumulated deficit                                              (31,235)            (33,533)
  Net unrealized holding gain (loss) on marketable
     securities                                                         (6)                  7
  Cumulative translation adjustment                                 (1,351)               (218)
  Advances to shareholders                                            (887)               (887)
  Unearned compensation                                               (311)                (91)
                                                                     -----                ----
  Total stockholders' equity                                        30,025              28,233
                                                                    ------              ------
    Total liabilities and stockholders' equity                    $ 39,751            $ 38,461
                                                                  ========            ========


The accompanying notes are an integral part of the consolidated financial statements.


                                                                         OBJECT DESIGN, INC.
                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (in thousands,except per share data)
                                                                             (unaudited)

                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                            September 30,
                                           -------------------------------------   ---------------------------------------
                                                       1997                1996                1997                1996
Revenues:
   Software                                       $   9,842           $   6,632           $  24,747            $ 17,961
   Services                                           3,008               2,649               8,399               7,573
   Related party software and services                  165                 244               2,199               2,185
                                                  ---------           ---------           ---------            --------
      Total revenues                                 13,015               9,525              35,345              27,719
Cost of revenues:
   Cost of software                                     319                 481               1,122               1,264
   Cost of services                                   2,226               1,590               6,048               4,949
   Cost of related party software
      and services                                       59                 124                 294                 372
                                                  ---------           ---------           ---------            --------
      Total cost of revenues                          2,604               2,195               7,464               6,585

Gross profit                                         10,411               7,330              27,881              21,134
Operating expenses:
   Selling and marketing                              6,784               4,550              17,312              12,476
   Research and development                           1,796               1,735               5,774               5,361
   General and administrative                         1,216                 726               3,447               2,547
                                                  ---------           ---------           ---------            --------
      Total operating expenses                        9,796               7,011              26,533              20,384

Operating income                                        615                 319               1,348                 750
Other income, net                                       310                 191               1,047                 212
Income before provision
   for income taxes                                     925                 510               2,395                 962
Provision for income taxes                                -                   -                  97                  24
                                                  ---------           ---------           ---------            --------
Net income                                        $     925           $     510           $   2,298            $    938
Accretion of redeemable preferred stock                   -                (174)                 --              (1,173)
                                                  ---------           ---------           ---------            --------
Net income (loss) available to common
   stockholders                                   $     925           $     336           $   2,298            $   (235)
                                                  =========           =========           =========            ========
Historical net income (loss) available
  to common stockholders (Note B)                 $    0.03           $    0.02               $0.08            $  (0.02)
                                                  =========           =========           =========            ========
Historical weighted average number of
  common equivalent shares (Note B)                  29,289              20,662              29,150              13,054

Supplementary net income per common
   equivalent share (Note B)                                          $    0.02                                   $0.03
                                                                      =========                                ========
Supplementary weighted average number of
   common equivalent shares (Note B)                                     28,561                                  28,306


                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                             -----------------
                                                                         Sept. 30,          Sept. 30,
                                                                            1997              1996
                                                                            ----              ----
Cash flows from operating activities:
Net income                                                               $ 2,298            $ 938
Adjustments to reconcile net income
   to net cash used for operating activities:
   Depreciation and amortization                                           1,530            1,321
   Bad debt provision                                                        165              173
   Other                                                                     107                8
Changes in operating assets and liabilities:
   Accounts receivable                                                    (3,702)          (1,751)
   Prepaids and other current assets                                        (705)            (220)
   Other assets                                                             (484)            (422)
   Accounts payable                                                        1,136              353
   Accrued expenses                                                         (966)             558
   Deferred revenue                                                         (523)          (3,557)
                                                                         -------            -----
Net cash used for operating activities                                    (1,144)          (2,599)
                                                                         -------            -----
Cash flows from investing activities:
   Capital expenditures                                                   (2,143)            (823)
   Purchases of marketable securities                                     (5,400)          (4,937)
   Proceeds from sale/maturities of marketable securities                 12,246            1,500
   Purchase of minority interest                                               -              (53)
                                                                         -------            -----
Net cash provided by (used for) investing activities                       4,703           (4,313)
                                                                         -------            -----
Cash flows from financing activities:
   Proceeds from issuance of redeemable
      convertible preferred stock                                              -            4,917
   Proceeds from issuance of common stock, net                                 -           18,216
   Proceeds from exercise of stock options                                   562              121
   Principal payments on long term borrowings                                  -             (696)
   Principal payments on capital lease obligations                          (107)            (415)
                                                                         -------            -----
Net cash provided by financing activities                                    455           22,143
Effect of exchange rate changes on cash                                   (1,118)            (283)
                                                                         -------            -----
Net increase in cash and cash equivalents                                  2,896           14,948
Cash and cash equivalents, beginning of period                            10,952            2,465
                                                                         -------            -----
Cash and cash equivalents, end of period                                 $13,848          $17,413
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

B.       Net Income per Common and Common Equivalent Share

Net income per common share is based upon the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares issued during the twelve month period prior to the date of the filing of the Company's initial public offering ("IPO") have been included in the calculations as if they were outstanding for all periods. As permitted under SAB No. 83, these common equivalent shares, which consist of stock options, were determined using the treasury stock method and assumed an initial public offering price of $10.00 per share. Supplementary net income per common share has been computed in the same manner except that all outstanding shares of Preferred Stock that were convertible into common stock upon the effectiveness of the IPO are treated as having been converted into Common Stock at the date of the original issuance.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three-month and nine-month periods ended September 30, 1997 would have been $.03 and $.09 per share, respectively, as compared with $.03 and $.12 per share for the corresponding periods in 1996. The impact of SFAS No. 128 on the calculation of diluted net income per share for these quarters is not expected to be materially different from reported earnings per share. The Company plans to adopt SFAS No. 128 in the fourth quarter of 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations:

Total Revenues. The Company's total revenues increased 36.6% from $9.5 million for the three months ended September 30, 1996 to $13.0 million for the three months ended September 30, 1997. Total revenues for the nine months ended September 30, 1997 increased 27.5% to $35.3 million up from $27.7 million for the same period last year. The growth in revenues resulted primarily from increases in the volume of ObjectStore software licenses, and, to a lesser extent, from increased revenues from maintenance and consulting services.

Software Revenues. Software revenues increased 48.4% from $6.6 million for the three-month period ended September 30, 1996 to $9.8 million for the three-month period ended September 30, 1997. Software revenues increased 37.8% from $18.0 million for the nine-month period ended September 30, 1996 to $24.7 million for the nine-month period ended September 30, 1997. These increases were primarily due to increased volume of ObjectStore software licenses. The Company continued to expand its customer base as the result of the Company's additional focus on selling to customers that are developing and deploying component-based computing applications.


Service Revenues. Service revenues increased 13.6% from $2.6 million for the three-month period ended September 30, 1996 to $3.0 million for the three-month period ended September 30, 1997. Service revenues increased 10.9% from $7.6 million for the nine-month period ended September 30, 1996 to $8.4 million for the nine-month period ended September 30, 1997. The increase was primarily the result of increased maintenance revenues, reflecting growth in the Company's installed base, as well as increased consulting revenues relating to increased customer deployments. Growing demand for the Company's consulting services and the success of the Company's Technical Account Manager ("TAM") Program have led the Company to increase the number of its consulting personnel. As a result, the Company expects its service revenue to grow in future quarters.

Related Party Software and Service Revenue. Revenues from related parties decreased 32.4% from $244,000 for the three-month period ended September 30, 1996 to $165,000 for the three-month period ended September 30, 1997. Revenues from related parties remained flat at $2.2 million for the nine-month periods ended September 30, 1997 and 1996. A single large purchase of software licenses by IBM in the first quarter of 1997 offset a drop in IBM revenue which resulted from the discontinuation of a joint development project in 1996. The Company expects related party software and services revenue to decline in future periods.

Cost of Software. Cost of software declined 33.7% from $ .5 million for the three month period ended September 30, 1996 to $ .3 million for the three month period ended September 30, 1997 and decreased from 7.3% to 3.2% of software revenues for September 30, 1996 and 1997. Cost of software decreased slightly from $1.3 million to $1.1 million for the nine months ended September 30, 1996 and September 30, 1997 but decreased as a percentage of software revenues from 7.0% to 4.5% for the same periods, respectively. This decrease as a percentage of software revenues reflects lower royalty costs in 1997, due in part to a change in revenue mix toward sales of ObjectStore and other products of the Company that bear lower or no third party royalties.

Cost of Services. Cost of services increased 40.0% from $1.6 million for the three month period ended September 30, 1996 to $2.2 million for the three month period ended September 30, 1997 and increased as a percent of service revenues from 60.0% to 74.0% for the same periods, respectively. Cost of services increased 22.2% from $4.9 million for the nine month period ended September 30, 1996 to $6.0 million for the nine month period ended September 30, 1997 and increased as a percentage of service revenues from 65.3% to 72.0% for the same periods, respectively. The increase in cost of services as a percentage of services revenue reflects the Company's continued initiative to invest in non-billable technical account managers ("TAMs") to ensure successful customer deployments of component-based applications based on ObjectStore. The Company has recently expanded its TAM program as a fee-based service. Although the Company expects cost of service revenue will continue to grow in absolute dollars in future quarters, it is expected to grow at a slower rate than service revenue.

Cost of Related Party Software and Services Revenue. The cost of related party software and services revenue declined 52.4% from $124,000 in the three month-period ended September 30, 1996 to $59,000 for the corresponding period in 1997, and declined as a percentage of related party software and services revenue from 50.8% to 35.7% in such periods, respectively. The cost of related party software also decreased from $372,000 and 17.1% of related party revenue in the nine month period ended September 30, 1996 to $294,000 and 13.4% of related party revenue for the corresponding 1997 period. The decrease in dollar amount and as a percentage of revenue was attributable to a shift in the mix of revenues toward higher margin software revenue in the 1997 period from lower margin consulting revenue in the 1996 period.

Selling and Marketing. Selling and marketing expenses increased 49.1% from $4.6 million for the three month period ended September 30, 1996 to $6.8 million for the three month period ended September 30, 1997 and increased as a percentage of total revenues from 47.8% to 52.1% for the same periods, respectively. Selling and marketing expenses increased 38.8% from $12.5 million for the nine months ended September 30, 1996 to $17.3 million for the nine months ended September 30, 1997 and increased as a percentage of total revenues from 45.0% to 49.0% for the same periods, respectively. The increases in dollar amount and as a percentage of revenues resulted primarily from the rapid expansion of the Company's sales force. These expenses include increased expenditures on salaries and advances against commissions for new direct sales personnel, recruiting fees and travel and other expenses. In addition, the Company paid higher commissions as a result both of increased sales and of higher commission rates payable to sales personnel who were at or above their annual quotas in the nine months ended September 30, 1997. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments directed at component-based computing opportunities throughout 1997 and into 1998. The Company expects selling and marketing expenses to increase in absolute dollar amount in the quarters ahead.

Research and Development. Research and development expenses increased 3.5% from $1.7 million for the three month period ended September 30, 1996 to $1.8 million for the three month period ended September 30, 1997 but decreased as a percent of total revenues from 18.2% to 13.8% for the same periods, respectively. Research and development expense increased 7.7% from $5.4 million for the nine months ended September 30, 1996 to $5.8 million for the nine months ended September 30, 1997 but decreased as a percentage of total revenues from 19.3% to 16.3% for the same periods, respectively. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and related products and to develop new products for component-based computing applications.

General and Administrative. General and administrative expenses increased 67.5% from $.7 million for the three months ended September 30, 1996 to $ 1.2 million for the three months ended September 30, 1997 and increased slightly as a percentage of total revenues from 7.6% to 9.30% for the same periods, respectively. General and administrative expenses increased 35.3% from $2.5 million for the nine months ended September 30, 1996 to $3.4 million for the nine months ended September 30, 1997, and increased slightly from 9.2% to 9.8% of total revenues for both periods. The increase in dollar amount is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations and the reporting requirements of a public company.

Other Income. Other income increased 62.3%, from $191,000 for the three-month period ended September 30, 1996 to $310,000 for the corresponding period in 1997. Other income increased from $212,000 for the nine-month period ended September 30, 1996 to $1.0 million for the corresponding period in 1997. This increase was largely the result of increased interest income on increased cash balances resulting from the Company's initial public offering in July 1996

Provision for Income Taxes. The Company's effective tax rate of 4.0% for the nine months ended September 30, 1997 and 2.5% for the nine months ended September 30, 1996 reflects an alternative minimum tax provision for federal taxes and certain state taxes. The Company did not provide for taxes in the three month ended September 30, 1997 and 1996. The effective tax rate in all periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources. Until its initial public offering in July 1996, the Company financed its operations through a combination of sales of preferred stock, bank lines of credit and capital and operating leases. In July 1996, the Company completed an initial public offering and sold an aggregate of 3,000,000 shares of common stock at $7.00 per share, resulting in net proceeds to the Company, after underwriting commissions and other costs, of $18.2 million.

As of September 30, 1997, the Company had cash and cash equivalents of $13.8 million, down from $17.4 million as of September 30, 1996. During the nine-month period ended September 30, 1997, the Company had net income of $2.3 million and generated a net cash increase of $2.9 million. This compares to net income of $938,000 and a net cash increase of $14.9 million for the corresponding period in 1996. Net cash used for operating activities was $1.1 million for the nine months ended September 30, 1997, as compared to $2.6 million used in the corresponding period in 1996. The improvement in cash usage is the result of increased net income, accounts payable and decreased deferred revenue versus the prior year, partially offset by increased accounts receivable and lower accrued expenses. The increased cash used in accounts receivable reflects revenue growth and the slower collection of certain accounts receivable, primarily international. The decline in accrued expenses reflects the utilization of accruals for distributor commissions and for localization of ObjectStore documentation and the payout of accrued bonuses and commissions in the first quarter of 1997. The Company's investing activities provided $4.7 million of cash in the nine-month period ended September 30, 1997 compared with cash used by the Company's investing activities of $4.3 million in the corresponding period of 1996. This increase is attributable primarily to the net sale of $6.8 million of marketable securities, partially offset by increased investments in capital expenditures in the nine-month period ended September 30, 1997.

The Company's financing activities provided $455,000 and $22.1 million for the nine months ended September 30, 1997 and 1996, respectively. This decrease is the result of non-recurring events in 1996, including an issuance of redeemable convertible preferred stock and the Company's initial public offering, as well as the impact of exchange rate fluctuations in the 1997 period.

The Company entered into a line of credit with Bank of Boston in December 1996 in the amount of $2,000,000. At September 30, 1997 no borrowings were outstanding under the line of credit, but letters of credit in the amount of $650,000 had been issued for the account of the Company under the line of credit. The line of credit is collateralized by substantially all the assets of the Company. The Company's agreements with the Bank contain various covenants, including financial covenants tested on a quarterly basis, that require maintenance of a specified quick ratio, leverage ratio and minimum capital base and prohibit losses in excess of a specified maximum. Upon the occurrence of an event of default under the Bank agreements that is not waived by the Bank or cured, the Bank is entitled to, among other things, demand payment of all outstanding amounts and terminate the letters of credit. At September 30, 1997, the Company was in compliance with the Bank's covenants.

The Company believes that its current cash, cash equivalents marketable securities, capital leases, bank facilities, and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements for the next twelve months. The Company plans to finance its long-term capital needs with its line of credit, and cash flow from operations together with the balance of the proceeds from its initial public offering.

Part II: OTHER INFORMATION


Item 1.  Legal Proceedings

There are no material legal proceedings pending with respect to the Company.

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

27.1                       Financial Data Schedule



(b)   Reports on Form 8-K
      -------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1997.


                                           OBJECT DESIGN, INC.
                                           (Registrant)


November 14, 1997                          By:_________________________________
                                           Robert N. Goldman
                                           President, Chairman of the Board



November 14, 1997                          By:_________________________________
                                           Lacey P. Brandt
                                           Chief Financial Officer