Form 10-K
period 1997-12-31
OBJECT DESIGN INC
filed 1998-03-31
CIK 1014955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1997 Commission File Number 0-21041

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


       Registrant's telephone number, including area code: (781) 674-5000

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, par value $.001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _________

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 28, 1998 as reported by the Nasdaq National Market, was approximately $61,443,420. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and holder of 10% or more of the voting stock of the Company is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1998 the Registrant had outstanding 27,512,781 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 34

                                     PART I

Item 1.  Business

  Object Design, Inc. ("Object Design" or the "Company") develops, markets and supports object-oriented database management products and related tools, used by customers in a wide variety of industries to build component-based computing applications. The Company's products are designed to provide high performance data management, while maintaining data integrity and security, in multi-tier ("N-tier") distributed computing environments. The Company's products are marketed and sold worldwide through the Company's direct sales force, systems integrators, independent software vendors, international distributors and other channel partners.

The Company's products have been deployed in telecommunications, publishing, finance, engineering analysis, manufacturing and Internet/intranet applications where rigorous requirements for high performance, reliability, concurrency and scalability must be met. The open architecture of the Company's products provides compatibility with a wide range of third-party applications, tools and programming languages. The Company's products operate on standard industry hardware platforms and operating systems such as Windows 95, Windows NT and UNIX.

Products

  The Company's products include the ObjectStore database management system and related rapid application development tools and enterprise integration tools. ObjectStore, with its Cache-Forward (TM)architecture, has been designed to support the emerging component-based computing architecture. The Company believes that the industry shift to component-based computing is the result of a convergence of trends, including the increasing use of N-tier computing platforms, the acceptance of object-oriented programming languages such as Java and C++, and the emergence of industry standards for software component interoperability such as CORBA and DCOM

Database Products

 ObjectStore. ObjectStore is an object-oriented database management system that, through its Cache-Forward(TM) architecture, provides high-performance data management for component-based computing architectures, seamless integration with object-oriented programming languages and full support for rich, user-defined data types. The ObjectStore database delivers the following key benefits:

o Provides high performance while maintaining data integrity and security in highly distributed component-based computing applications. The key to providing this capability is the Company's Cache-Forward (TM)architecture, which is based on distributed data caches and the Company's patented "call-back locking" transaction management system.

o Provides the reliability, concurrency and scalability needed to deploy enterprise-wide production applications. Key ObjectStore features include multi-threading, distributed backup/recovery, automatic failover, asynchronous replication, event notification and distributed archive logging.

o Provides full support for object-oriented programming languages such as Java and C++ allowing objects defined in the business components to be stored directly in the database without requiring mapping code. As a result, ObjectStore accelerates the development process and improves application performance in many applications. ObjectStore offers customers several programming language interfaces to the database, including Java, C++, HTML, ActiveX and OLE DB.

o Stores relationships between data directly in the database instead of requiring them to be generated during query execution. This allows faster execution of queries in many applications than would be possible using relational databases, which require time-consuming table joins to create relationships.

o Provides native storage management for rich data types such as multimedia, time series and spatial data as well as other user-defined data types. ObjectStore is easily extensible through creation and modification of plug-in components that describe the data structure and behavior, permitting the Company or customers to add support for new data types or add more powerful manipulation functions to existing data types.

      ObjectStore Persistent Storage Engine (PSE). ObjectStore PSE, available in separate versions for each of Java, C++, and ActiveX, is a single-user object-oriented database designed to provide local storage for objects and components. ObjectStore PSE and ObjectStore share a common programming interface, facilitating a developer's transition from PSE to ObjectStore. Customers have already used ObjectStore PSE to develop single-user applications that were subsequently migrated to ObjectStore for broader deployment. ObjectStore PSE for Java has received a "100% Pure Java" designation from Sun Microsystems, Inc. and also has won numerous industry awards including the JavaWorld magazine's "Editor's Choice" Award and Software Development magazine's "Productivity" Award. The Company distributes ObjectStore PSE free of charge by download from its Web site. It is also distributed by Microsoft Corporation, Sun Microsystems, Inc., Netscape Communications Corporation, Symantec Corporation, Borland International, Inc. and others under royalty-free licensing arrangements with the Company.

Rapid Development Tools

      The Company provides customers with tools designed to enhance the ability of developers and end-users to build, deploy and manage applications using ObjectStore and to query ObjectStore databases. The rapid development tools currently offered by the Company are:

ObjectStore Blueprint. ObjectStore Blueprint is a plug-in for Rational Software's Rational Rose object-oriented visual analysis and design tool that allows customers to automate the design of an ObjectStore database. Using Blueprint, developers can automatically generate the code required to describe an ObjectStore database directly from the visual object model created using the Rational Rose product.

ObjectStore Inspector. ObjectStore Inspector is an ad-hoc query tool and graphical browser for the ObjectStore database. The Inspector product allows end-users and developers to access an ObjectStore database using a visual "point and click" query tool.

ObjectStore Active Toolkit. ObjectStore Active Toolkit is a suite of tools and standard interfaces that integrates ObjectStore databases into the Microsoft component environment. Object Design's Active Toolkit enables developers to exploit the object data management capabilities of ObjectStore, while maintaining the ease of development and availability of tools associated with the Microsoft platform. Active Toolkit includes interfaces for making ObjectStore data accessible to COM and OLE DB products and tools, including popular products such as Microsoft Access, Microsoft Office, and Crystal Reports. Active Toolkit also comes with ready-to-use design-time components that integrate ObjectStore into Microsoft's Visual Basic, Visual J++, Visual C++ and Active Server Pages development environments.

ObjectStore Performance Expert. ObjectStore Performance Expert is a graphical, interactive analysis and monitoring tool designed to provide developers and database administrators with information necessary to optimize and tune the performance of ObjectStore-based applications. ObjectStore Performance Expert organizes and presents large quantities of analytical information to the user through a graphical user interface, enabling rapid optimization of application performance.

ObjectStore Object Managers. ObjectStore Object Managers are a set of plug-in components that enhance the ability of ObjectStore to store and manipulate rich data types and object models frequently used in component-based computing applications. The Object Managers currently available are: Image Analysis, Text Object Manager, Multimedia Object Managers Time Series Object Manager, Spatial Object Manager, Document Object Manager and Personalization Object Manager.

Enterprise Integration Tools

      The Company provides tools designed to enhance the ability of developers to integrate ObjectStore databases with their existing systems, data, and information technology infrastructure. The enterprise integration tools currently available are:

DBconnect. ObjectStore DBconnect is a connectivity tool that allows applications built with the ObjectStore database to access data stored in legacy relational databases through native drivers and/or Microsoft's Open Database Connectivity Standard. DBconnect provides automatic conversion capabilities that reduce the amount of code developers need to write to convert between object-oriented data and tabular relational data. It automatically synchronizes data between ObjectStore and relational databases, including Oracle, Sybase, Informix, DB2 and Microsoft's SQL Server. DBconnect incorporates technology licensed from Rogue Wave Software.

ObjectForms. ObjectStore ObjectForms provides connectivity between ObjectStore databases and standard Web servers through high speed protocols such as ISAPI, NSAPI, and FastCGI. ObjectForms includes a graphical "point and click" interface designed to increase developer productivity by allowing customers easily to interface HTML applications to the ObjectStore database through simple HTML extensions. ObjectForms is compatible with all major HTML authoring tools such as Microsoft's Front Page.

Active Toolkit. The run-time component of Active Toolkit provides interfaces for making ObjectStore data accessible to COM and OLE DB applications and tools.

Services

      The Company believes that delivering high-quality services is critical to customer success and satisfaction and therefore provides its customers with, training, consulting, and technical support services. The services provided by the Company are:

      Training and Consulting. Training courses are held at various Company locations around the world or at customers' sites. The Company currently offers a schedule of 16 different training courses covering subjects ranging from introductory ObjectStore programming to advanced topics such as database performance tuning and component-based computing application design incorporating the Company's products. The Company also provides fee-based consulting services to its customers in the form of project-based on-site services designed to provide assistance at key points in a customer's product development cycle

      Support Services. Maintenance and support contracts are offered with the initial software license and typically are renewable on an annual basis. Maintenance and support fees are set as a fixed percentage, of the current list price of the product. Support services include maintenance of Company's software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel. Customers who are under an active software support contract are entitled to product upgrades and enhancements when released by the Company. Certain of the Company's distributors and channel partners also provide telephone and initial support to end-users.

Research, Development, and Quality Assurance

      The Company believes that its future will depend in large part on its ability to maintain and enhance its leadership in object- oriented database technology and develop new products that meet an expanding range of customer requirements, particularly those customer requirements associated with component-based computer applications. The Company's research and development organization is divided into teams consisting of development engineers, quality assurance, testing and porting engineers, and technical writers. Product definition is based on a consolidation of requirements from existing and prospective customers and from the Company's technical support, product management and engineering groups.

      The Company's research and development is focused on development of new products and enhancement of the functionality of the Company's existing products. The Company's announced scheduled release dates for products and product enhancements are forward-looking statements, and the actual release dates for such products and enhancements could differ materially from those announced as a result of a variety of factors, including the ability of the Company's engineers to solve technical problems and test products as well as factors outside the Company's control. As of December 31, 1997, there were 59 employees on the Company's research and development staff. The Company's research and development expenditures during 1997, 1996, and 1995 were $7.7 million, $7.5 million, and $8.3 million, respectively, and represented 16.3%, 19.5% and 25.4%, of the Company's total revenues, respectively.

Sales and Marketing

      The Company employs a multi-channel sales and marketing strategy, using direct sales, systems integrators, independent software vendors, distributors and other channel partners to address its global market.

      Direct Sales. The Company has historically relied principally on direct sales of its products. The Company has structured its direct sales force in teams consisting of a field sales representative and a technical sales support representative. As of December 31, 1997, the Company's direct sales force consisted of 123 employees. In addition to its Burlington, Massachusetts, headquarters, the Company has domestic sales locations in 16 major cities in the United States and international direct sales locations in Amsterdam, Brussels, London, Melbourne, Paris, Tokyo, and Wiesbaden. The Company intends to hire additional sales and support personnel to broaden its direct selling effort and distribution capabilities.

      Channel Partner Programs. The Company conducts programs aimed at attracting systems integrators, independent software vendors and resellers to complement its direct sales force and broaden the worldwide penetration of the Company's products. The Company's systems integration partners include Alta Software, Inc., Andersen Consulting, Cambridge Technology Partners (Massachusetts), Inc., Deloitte & Touche, LLP, IDD Information Services, Perot Systems Corporation, Strategic Technology Resources, a division of Midland Business Systems, Inc., and U.S. Web. The Company intends to continue to expand its channel partner programs to attract additional channel partners that specifically target component-based computing applications.

      International Distributors. In certain international markets, the Company uses third party distributors and sellers that are supported by the Company's sales organization. Approximately 4.2%, 12.7% and 12.9% of the Company's total revenues were derived from sales to international distributors in 1997, 1996 and 1995, respectively. The Company intends to increase the number of its international distributors to broaden its international market presence.

      In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs including direct mail, trade shows, public relations, advertising, seminars, and ongoing customer and third party communications programs. The Company also seeks to stimulate interest in its products and services through speaking engagements, white papers, technical notes and other publications. The Company maintains a Web site at http://www.odi.com where potential customers can obtain information about the Company's products.

Customers

  During 1996, the Company changed its product development and marketing strategy to focus on the Internet and Intranet computing markets. In March 1996, the Company introduced its ObjectForms and Object Manager products, specifically designed to address this market. Customers who are developing and deploying advanced applications for the Internet and corporate Intranets using these new products represent a varied group of industries and company profiles. Examples of customers of these products range from large airlines, banks, media companies, and car manufacturers to small systems integrators implementing Web-based applications for their customers and small entrepreneurial customers setting up electronic commerce sites on the Internet. All these customer's applications have in common the requirements for speed of data access, use of rich data types and distributed architecture and the desire to program in an object-oriented environment. No customer accounted for 10% or more of revenue during the years of 1997, 1996 and 1995.

Backlog

The Company maintains no material backlog because business typically is booked and shipped in the same quarter.

Competition

      The market in which the Company competes is intensely competitive, highly fragmented, and characterized by rapidly changing technology and standards. The Company's current and prospective competitors offer a variety of database solutions, including: object databases available from Computer Associates International, Inc., Gemstone Systems, Inc., Objectivity, Inc., Poet Software Corporation, Versant Object Technology Corporation and Ardent Software, Inc.; relational databases available from Computer Associates, International Business Machines Corporation, Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc.; extended-relational and object-relational databases available from IBM, Informix and Oracle; object-to-relational middleware mapping tools such as the Java Blend product recently announced by Sun Microsystems, Inc. and tools available from Persistence, Inc.; and other specialized databases such as on-line analytical processing databases. In addition, the Company expects to experience increased competition from established vendors of relational database systems that have recently offered extended-relational, object-relational or object-oriented database solutions.

      The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of which have longer operating histories, significantly greater financial, technical, marketing, service, third-party distribution and other resources, greater name recognition and broader product offerings than the Company, and many of which have well established relationships with current and potential customers of the Company. The Company also believes that competition will increase as a result of software industry consolidation, and alliances or combinations among industry participants could create larger competitors that could rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which would materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance the Company will be able to compete effectively against current and future competitors.

      The Company believes that the principal competitive factors affecting its market include product features and functionality, ease of use, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation and financial viability. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position with respect to these and other important competitive factors.

Proprietary Technology

      The Company relies on a combination of trademark, copyright, trade secret laws, employee and third-party non- disclosure agreements, confidentiality procedures and contractual provisions to protect its proprietary technology. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which offer limited protection. The Company currently has two United States patents. There can be no assurance that the Company's patents will not be invalidated, circumvented, or challenged, that the rights granted thereunder will provide competitive advantage to the Company or that any future patent applications will be issued with the scope of the claims sought by the Company. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. There can also be no assurance that the measures taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of the technology or independent development of similar technology by others.

      Certain of the Company's software products are licensed to customers under "shrink wrap" licenses included as part of the product packaging. Although in larger sales the Company's shrink wrap licenses are generally accompanied by specifically negotiated agreements signed by the licensee, in many cases its shrink wrap licenses are not negotiated with or signed by individual licensees. Certain provisions of the Company's shrink-wrap licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of various countries in which the Company's products may be sold may not protect the Company's products and intellectual property rights to the same degree as the laws of the United States.

      There also can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or to the Company's products. However, the computer software industry is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. In the event that any such litigation or assertion is resolved adversely to the Company, the Company could be required to discontinue the use of certain processes, cease the use and sale of infringing products and services, expend significant resources to develop non-infringing technology or obtain licenses to competing technology. There can be no assurance that licenses would be obtainable on acceptable terms or at all, that damages would not be assessed or that litigation will not occur. The Company believes that, due to the rapid pace of technological innovation for database software products, the Company's ability to establish and maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon the legal protections afforded its existing technology.

      The Company relies upon certain software that it licenses from third parties principally software incorporated in certain of the Company's rapid development and enterprise integration tools. Certain of these licenses are for limited terms, can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with the Company's software. Any such discontinuation, delay or reduction would have a material adverse effect on the Company's business, results of operations and financial condition.

      Most of the Company's third-party licenses are nonexclusive, and there can be no assurance that the Company's competitors will not obtain licenses to and utilize such technology in competition with the Company. There can be no assurance that the vendors of technology utilized in the Company's products will continue to support such technology in its current form, nor can there be any assurance that the Company will be able to modify its own products to adapt to changes in such technology. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies incorporated in the Company's products, or that, if such technologies become unavailable, the Company will be able to find suitable alternatives. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, and could adversely affect the Company's business, results of operations and financial condition.

Employees

As of December 31, 1997 the Company employed 303 full-time employees, including 59 in research and development, 137 in sales and marketing, 78 in customer support, and 29 in finance and administration. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

Item 2.  Properties

The Company's corporate headquarters are located in Burlington, Massachusetts, in a leased facility consisting of approximately 54,000 square feet of office space occupied under a lease expiring in November 2003. The Company also leases space for sales offices in 22 locations worldwide. The company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements over the next twelve months.

Item 3.  Legal Proceedings

As of the date of this Annual Report on Form 10-K, the Company is not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                         PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Since July 23, 1996, the Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "ODIS." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market:

                                              High         Low
                                              ----         ---
1996
  Third Quarter (commencing July 23, 1996)     $17     $ 6-5/8
  Fourth Quarter                            17-1/8      10-1/4
1997
  First Quarter                                $12     $ 5-3/8
  Second Quarter                             9-1/8       4-3/4
  Third Quarter                              9-7/8       6-3/4
  Fourth Quarter                            11-3/4       7-3/4

      At December 31, 1997, there were approximately 216 holders of record of the Common Stock. This number does not include beneficial owners for whom shares were held in a "nominee" or "street" name. The Company has never paid cash dividends on its Common Stock. The current policy of its Board of Directors is to retain all earnings for the continued growth of the Company.

Item 6.  Selected Financial Data

The following table summarizes certain selected historical consolidated financial data, which should be read in conjunction with the Company's financial statements and related notes included elsewhere herein.

                             Selected Financial Data
                      (in thousands, except per share data)

                                                  1997        1996       1995        1994        1993
                                                  ----        ----       ----        ----        ----

Statement of Operations Data:
  Revenues:
     Software                                  $ 33,560    $ 25,640   $ 18,700    $ 15,706    $  8,688
     Services                                    11,425      10,028     10,928       6,731       4,155
     Related party software
       and services                               2,280       2,671      3,078       3,052      11,807
                                               --------    --------   --------    --------    --------
       Total revenues                            47,265      38,339     32,706      25,489      24,650

  Gross profit                                   37,102      29,593     23,786      18,513      19,333
  Operating (loss) income                          (436)      1,240    (10,406)    (12,387)        565

  Net income (loss) available to common
    stockholders                                    800         520    (10,282)    (12,021)        627

Net income (loss) per share - basic (1)        $    .03    $    .03   $  (4.59)   $  (5.85)   $   0.31
                                               ========    ========   ========    ========    ========

Net income (loss) per share - diluted (1)      $    .03    $    .02   $  (4.59)   $  (5.85)   $   0.19
                                               ========    ========   ========    ========    ========
Weighted average number of common shares
   outstanding-basic                             27,050      18,070      2,237       2,054       2,025
Weighted average number of common common
   equivalent shares outstanding-diluted         29,242      20,807      2,237       2,054       3,325

(1) Earnings (loss) per share for all
    years presented have been restated to
    conform to the requirements of SFAS 128

Balance Sheet Data:
Cash and cash equivalents                      $ 16,345    $ 10,952   $  2,465    $  3,225    $  2,643
Working capital                                  23,968      24,225       (990)        790       8,503
Total assets                                     38,878      38,461     17,154      25,629      25,484
Long-term obligations                               236         120        476         858         708
Total stockholders' equity (deficit)           $ 28,819    $ 28,233   $(32,756)   $(24,314)   $(11,698)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company was founded in 1988, and first shipped its ObjectStore database management system in 1990. Initially, the Company concentrated on marketing its products for use in engineering design and analysis, telecommunications, finance and other industries that required specialized database management capabilities not readily available from relational database management systems. In late 1995, the Company appointed a new Chief Executive Officer and Chief Operating Officer, replaced several other members of its senior management team and embarked upon a Company-wide restructuring program including layoffs and other expense reduction measures. In 1996, recognizing the potential opportunity created by the rapid growth of the Internet, the Company commenced a new initiative to provide database management solutions for the emerging Internet computing market. In 1997, the Company expanded this initiative beyond the Internet to address the broader market for component-based computing.

      The Company has devoted, and expects to continue to devote, substantial resources to promoting ObjectStore as a solution for developing and deploying component-based computing applications. In recent quarters, the Company has increased its expenditures on sales and marketing and expects this pattern to continue. Future success will depend on the Company's ability to expand its direct sales force as well as the market acceptance of its products. The Company's failure to expand its direct sales force sufficiently in late 1996 and early 1997 contributed to lower-than expected revenues in 1997. Since the first quarter of 1997, the Company has replaced its Vice President of Worldwide Sales, has added a new level of sales management (primarily promoted from the ranks of its more experienced and productive sales representatives) and has recruited a substantial number of new sales representatives. The Company has expended substantial resources in this effort, including expenditures for salaries and advances against commissions for new direct sales personnel, recruiting fees, travel and other expenses, and expects these expenses to increase in future quarters.

Past experience has proven it can take six to twelve months for a newly hired sales representative to become fully productive. As a result, the full benefits of increased expenditures on direct sales personnel and related recruiting costs are not typically obtained, if at all, for several quarters.

   In April 1993, the Company entered into a relationship with International Business Machine Corporation ("IBM"). At that time IBM purchased shares of the Company's Preferred Stock, which was converted into an aggregate of 3,750,695 shares of Common Stock upon the Company's IPO. The Company and IBM also signed certain business agreements ("the IBM Agreements") under which IBM would be entitled to develop and market products in which the Company's ObjectStore database management system would be embedded, and the parties would undertake certain joint product development and marketing activities. ( See Footnote K of the consolidated financial statements.)

Results of Operations

   The following table sets forth certain revenue and cost data as a percentage of the Company's total revenues for each period presented:

                                                      Year Ended December 31,
                                                      -----------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
Revenues:
  Software                                       71.0%        66.9%       57.2%
  Services                                       24.2         26.1        33.4
  Related party software and services             4.8          7.0         9.4
                                                -----        -----       -----
     Total revenues                             100.0        100.0       100.0
                                                -----        -----       -----
Cost of revenues:
  Cost of software                                3.1          4.2         3.3
  Cost of services                               17.7         17.4        21.2
  Cost of related party software
    and services                                  0.7          1.2         2.8
                                                -----        -----       -----
     Total cost of revenues                      21.5         22.8        27.3
                                                -----        -----       -----
Gross profit                                     78.5         77.2        72.7
Operating expenses:
  Selling and marketing                          53.4         45.5        59.9
  Research and development                       16.3         19.5        25.4
  General and administrative                      9.7          9.0        10.9
Restructuring charges                              --           --         8.3
                                                -----        -----       -----
  Total operating expenses                       79.4         74.0       104.5
Operating (loss) income                          (0.9)         3.2       (31.8)
Other income                                      2.8          1.4         0.4
                                                -----        -----       -----
Income (loss) before provision for income
  taxes                                           1.9          4.6       (31.4)
Provision for income taxes                        0.2          0.2        (0.0)
                                                -----        -----       -----
Net income (loss)                                 1.7%         4.4%      (31.4)%
                                                =====        =====       =====

Year Ended December 31, 1997 Compared to 1996

      Software Revenues. Software revenues increased 30.9%, to $33.6 million for the year ended December 31, 1997 from $25.6 million in 1996. The increase was primarily due to increased volume of ObjectStore software licenses. The Company continued to expand its customer base as a result of the Company's additional focus on selling to customers that are developing and deploying component-based computing applications.

      Services Revenues. Services revenues increased 13.9%, to $11.4 million for the year ended December 31, 1997 from $10.0 million in 1996. The increase was primarily the result of increased maintenance revenues, reflecting growth in the Company's installed base, as well as increased consulting revenues relating to increased customer deployments. Growing demand for the Company's consulting services has led the Company to increase the number of its consulting personnel. As a result, the Company expects its service revenues to grow in absolute dollars in future periods, but may fluctuate as a percentage of revenue.

      Related Party Software and Services Revenues. Revenues from related parties decreased to $2.3 million for the year ended December 31, 1997 from $2.7 million in 1996. The decrease is primarily due to a drop in IBM revenue which resulted from the discontinuation of a joint development project in 1997, which was partially offset by a single large purchase of software licenses by IBM in the first quarter of 1997. The Company expects related party software and services revenues to continue to decline in future periods.

      Revenues from International Operations. Revenues from operations of the Company's international subsidiaries increased slightly as a percentage of the Company's total revenues, to 32.9% for the year ended December 31, 1997 compared with 30.7% for the corresponding period in 1996. The increase in revenues is due to increased volume of ObjectStore software licenses and an increased installed customer base.

      Cost of Software Revenues. Cost of software revenues declined 9.4%, to $1.5 million in the year ended December 31, 1997 from $1.6 in 1996, and decreased as a percentage of software revenues to 4.3% from 6.2% for such periods, respectively. This decrease reflects lower royalty costs in 1997, due in part to a change in revenue mix toward sales of ObjectStore and other products of the Company that bear lower or no third-party royalties.

      Cost of Services Revenues. Cost of services revenues increased 25.3%, to $8.4 million for the year ended December 31, 1997 from $6.7 million in 1996 and increased as a percentage of service revenues to 73.2% from 66.6% for such periods, respectively. The increase in cost of services revenues as a percentage of services revenues reflects the Company's 1997 initiative to invest in non-billable activities to ensure successful customer deployments of component-based applications based on ObjectStore as well as the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. The Company expects non-billable activities to account for a smaller percentage of overall service costs in future periods. As a result, the Company expects cost of service revenues to continue to grow in absolute dollars, but at a slower rate than service revenues.

      Cost of Related Party Software and Services Revenues. The cost of related party software and services revenues declined 26.1%, to $351,000 in the year ended December 31, 1997 from $475,000 in 1996, and declined as a percentage of related party software and services revenues to 15.4% from 17.8% in such periods, respectively. The decrease was attributable to a shift in the mix of revenues in 1997 toward higher margin software revenues and away from lower margin consulting revenues.

      Selling and Marketing Expense. Selling and marketing expenses increased 44.7%, to $25.2 million for the year ended December 31, 1997 from $17.4 million in 1996, and increased as a percentage of total revenues to 53.4% from 45.5% for such periods, respectively. The increase resulted primarily from the rapid expansion of the Company's direct sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses as well as higher sales commissions associated with higher revenues. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments throughout 1998 and as a result expects selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

      Research and Development Expense. Research and development expenses increased 3.2%, to $7.7 million for the year ended December 31, 1997 from $7.5 million in 1996, but decreased as a percentage of total revenues to 16.3% from 19.5% for 1996. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and related products and to develop new products for component-based computing applications.

      General and Administrative Expense. General and administrative expenses increased 33.7%, to $4.6 million for the year ended December 31, 1997 from $3.4 million in 1996, and increased slightly from 9.0% to 9.7% of total revenues for such periods, respectively. The increase in dollar amount is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

      Other Income. Other income increased 156%, to $1.3 million for the year ended December 31, 1997 from $520,000 in 1996. This increase was largely the result of increased interest income on increased cash balances resulting from the Company's initial public offering in July 1996.

      Provision for Income Taxes. The Company's effective tax rates of 10.8% and 3.8% for years ended December 31, 1997 and 1996, respectively, reflect an alternative minimum tax provision for federal taxes and certain state taxes. The effective tax rate in both periods is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

Year Ended December 31, 1996 Compared to 1995

      Software Revenues. Software revenues increased 37.1%, to $25.6 million in 1996 compared with $18.7 million in 1995. The increase was due to growth in volume of licenses of ObjectStore. The Company expanded its customer base from its traditional customers in the telecommunications, networking, finance, engineering and engineering design industries to a growing number of customers in a broader group of industries.

      Services Revenues. Services revenues declined 8.2%, to $10.0 million in 1996 compared with $10.9 million in 1995. The decrease was due primarily to a decrease in consulting revenues, consistent with the Company's strategy to reassign certain of its consultants to manage customer deployments on a non-billable basis. This decrease was only partially offset by an increase in maintenance revenues as a result of growth in the Company's installed base.

      Related Party Software and Services Revenues. Related party software and services revenues, primarily consisting of revenues from IBM, declined 13.2%, to $2.7 million from $3.1 million. This decline was the outcome of the cancellation in March 1996 of a joint development and marketing agreement with IBM.

      Revenues from International Operations. Revenues from operations of the Company's international subsidiaries increased as a percentage of the Company's total revenues, to 30.7% in 1996 compared with 24.0% in 1995, primarily as a result of faster sales growth in the Company's Asia Pacific and European operations as compared with North America.

      Cost of Software Revenues. Cost of software revenues increased 46.8%, to $1.6 million for 1996 compared with $1.1 million for 1995, and increased as a percentage of software revenue, to 6.2% from 5.8% for such periods, respectively. The increase in dollar amount and as a percentage of total revenues was primarily attributable to the broadening of the Company's product offerings and the associated costs of media, manuals, packaging materials and duplication to support them and certain associated third-party software royalties.

      Cost of Services Revenues. Cost of services revenues decreased 3.7%, to $6.7 million in 1996 compared with $6.9 million in 1995, and represented 66.6% of services revenues in 1996, up from 63.4% in the prior year. The decrease in dollar amount was attributable to a decline in average staffing levels in the consulting organization in 1996 compared with 1995 as a result of the strategic realignment of that organization. The increase in cost as a percent of service revenues was also the result of the strategic realignment of the consulting business, in which certain consultants were shifted to non-billable roles to manage customer deployments.

      Cost of Related Party Software and Services Revenues. Cost of related party software and services revenues decreased 47.5%, to $475,000 for 1996 compared with $904,000 for 1995, and represented 17.8% and 29.4% of related party software and services revenues for such periods, respectively. The reduction as a percentage of revenue was attributable to a shift in the mix of revenues toward higher margin software revenue in 1996 and away from lower margin consulting revenue in 1995.

      Selling and Marketing Expense. Selling and marketing expense decreased 11.0%, to $17.4 million in 1996 compared with $19.6 million in 1995, and decreased as a percentage of the Company's total revenues to 45.5% from 59.9% for such periods, respectively. The decrease reflected the effects of layoffs resulting from the Company-wide restructuring program implemented in late 1995.

      Research and Development Expense. Research and development expense decreased 9.8%, to $7.5 million compared with $8.3 million in 1995, and represented 19.5% and 25.4% of total revenues for such periods, respectively. The decreases reflected the effects of the Company's restructuring and headcount reductions in the second half of 1995.

      General and Administrative Expense. General and administrative expense decreased 4.2%, to $3.4 million in 1996 compared with $3.6 million in 1995, and decreased as a percentage of the Company's total revenues to 9.0% from 11.0% for such periods, respectively. The decrease in both cases was due to the Company's restructuring and related headcount reductions in the second half of 1995. This decrease was partially offset by increases in consulting fees and some temporary duplication in personnel cost associated with the Company's strategic realignment and transition in senior management in late 1995 and early 1996 and costs associated with becoming a public company in third quarter of 1996.

      Restructuring Charges. Restructuring charges in 1995 consisted primarily of severance payments and costs related to consolidation of the Company's facilities in connection with its restructuring and strategic realignment in the second and third quarters of 1995. See Note M of "Notes to Consolidated Financial Statements."

      Other Income. Other income increased by 326.2% to $520,000 in 1996 compared with $122,000 in 1995. This increase was largely the result of increased interest income on increased cash balances resulting from the Company's initial public offering in July 1996.

      Provision (Benefit) for Income Taxes. The Company's effective tax rate of 3.8% for the year 1996 reflected the federal alternative minimum tax provision. The effective tax rate was lower than the statutory rate, principally due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

      Until its initial public offering ("IPO") in July 1996, the Company financed its operations through a combination of sales of preferred stock, bank lines of credit and capital and operating leases. In July 1996, the Company completed an IPO and sold an aggregate of 3,000,000 shares of Common Stock at $7.00 per share, resulting in net proceeds to the Company, after underwriting commissions and other costs, of $18.2 million.

      As of December 31, 1997, the Company had cash and cash equivalents of $16.3 million, up from $10.9 million as of December 31, 1996. Net cash used for operating activities was $391,000 for the year ended ended December 31, 1997, as compared to $3.6 million used in the corresponding period in 1996. The improvement in cash usage was the result of lower cash usage for working capital accounts, including accounts receivable, accounts payable and decreased deferred revenue versus the prior year, partially offset by lower net income.

      The Company's investing activities provided $5.9 million of cash for the year ended December 31, 1997 compared with cash used by the Company's investing activities of $10.2 million in 1996. This increase was attributable primarily to the net sale of $8.5 million of marketable securities, partially offset by increased investments in capital expenditures.

      The Company's financing activities provided $816,000 and $22.4 million for the years ended December 31, 1997 and 1996, respectively. This decrease in 1997 compared to 1996 was the result of non-recurring events in 1996, including $18.2 million in net proceeds from the Company's initial public offering, $4.9 million in proceeds from the sale of preferred stock and decreased expenditures for debt that was paid with the IPO proceeds.

      The Company maintains a line of credit with BankBoston in the amount of $2,000,000. At December 31, 1997 and 1996, no borrowings were outstanding under the line of credit, but letters of credit in the amount of $500,000 and $800,000, respectively, had been issued for the account of the Company under the line of credit. The line of credit is collateralized by substantially all the assets of the Company. The Company's agreements with the Bank contain various covenants, including financial covenants tested on a quarterly basis, that require maintenance of a specified quick ratio, leverage ratio and minimum capital base and prohibit losses in excess of a specified maximum. Upon the occurrence of an event of default under the Bank agreements that is not waived by the Bank or cured, the Bank is entitled to, among other things, demand payment of all outstanding amounts and terminate the letters of credit. At December 31, 1997, the Company was in compliance with the Bank's covenants.

      The Company conducts portions of its business in currencies other than in U.S. dollar. The Company does not expect that it will incur any significant risk of currency translation loss due to fluctuations in those other currencies, as the amounts are not material.

      The Company believes that its current cash, cash equivalents marketable securities, capital leases, bank facilities and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements for the next twelve months.

Year 2000 Computer Systems Compliance

      Customers of the Company have requested that the Company certify that its products are year 2000 compliant, and failure of the Company's products to be year 2000 compliant could lead to substantial liability on the part of the Company. The Company has audited its ObjectStore database management system and believes that, with the exception of certain minor administrative functions that do not affect the utility of the product, ObjectStore is year 2000 compliant in all material respects. The Company has not yet completed its audit of certain third-party software programs that are incorporated in the Company's rapid application development and enterprise integration tools.

      Although the Company believes, based on the nature of these programs, that it is unlikely that any of them is year 2000 non-compliant in a manner that would impair the utility of the Company's product in which it is incorporated or require the Company to incur substantial expense to correct such noncompliance, there can be no assurance that this is the case. In addition, the Company utilizes in its internal operations a number of computer software programs, including programs used to manage the Company's financial and accounting functions as well as in the Company's sales, marketing and product development activities. The inability of such programs to interpret properly data for the year 2000 and beyond could have a material adverse effect on the Company's operations. Failure by the Company to identify a year 2000 problem in its software products or in any software program used in its operations could require modification or replacement of such software. Even if all such problems are identified, resolution of the problem could require significant expenditures and might not be achievable by January 1, 2000.

      The Company Costs incurred in the year 2000 compliance effort will be expensed as incurred. Any such year 2000 problem affecting the Company's products or software programs used in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's future success will depend to a substantial degree on the emergence and widespread adoption of component-based computing as a methodology for developing and deploying multi-user business applications. There can be no assurance that component-based computing will become, and remain, an accepted methodology for developing and deploying enterprise-wide business applications or that the Company's component-based products and services will achieve or maintain market acceptance. The Company will need to continue to expand its sales force in order to gain market share in the short term. Sales personnel are difficult to recruit and retain and the Company has limited experience in training and managing a large and growing sales force. As the Company expands its sales and marketing efforts into the component-based computing market, the profile of customers is shifting from large telecommunications and financial institutions to a broader group of small and large companies in many industry segments. As a result, sales personnel now need to develop and manage an increasing number of smaller dollar value transactions. The result could be less accurate sales forecasting. The Company's marketing department also needs to develop a stream of qualified leads at a more rapid pace than in the past in order to keep the sales force at high productivity. The Company is reliant on product innovation and new product releases to keep it competitive. Any delay in the release of products or failure of released products to meet the market expectation of functionality and features could undermine the Company's competitive position. Furthermore certain of the Company's competitors are significantly larger and are expending greater amounts on research and development and sales and marketing than is the Company. The result could be new competitive product introductions that could limit the salability of the Company's products, put pressure on sales prices, or diminish the reputation of the Company as a leader in object oriented database technology. The Company typically receives the majority of its revenue in any quarter in the last month of the quarter. This pattern, common to many software companies, makes it difficult to forecast accurately, increasing the possibility of missing a quarterly revenue or profit target. A significant portion of the Company's revenues is derived from sales by its international subsidiaries and to distributors outside the United States. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for ObjectStore. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 8.  Financial Statements and Supplementary Data

The following statements are filed as part of this Annual Report on Form 10-K:

      Item                                                              Page No.
      ----                                                              --------

Report of Independent Accountants                                          15

Consolidated Balance Sheets as of December 31, 1997 and 1996               16

Consolidated Statements of Operations for the three
years ended December 31, 1997, 1996, 1995                                  17

Consolidated Statements of Cash Flows for the three
years ended December 31, 1997, 1996, 1995                                  18

Consolidated Statements of Stockholders' Equity (Deficit) for the three
years ended December 31, 1997, 1996, 1995                                  19

Notes to Consolidated Financial Statements                                 20

Report of Independent Accountants on Financial Statement Schedule          31

Schedule II - Valuation and Qualifying Accounts                            32

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Object Design, Inc.:

We have audited the accompanying consolidated balance sheets of Object Design, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Object Design, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Boston, Massachusetts                                 COOPERS & LYBRAND L.L.P.
February 11, 1998

Object Design Inc.
Consolidated Balance Sheets
(in thousands, except share data)

                                                         ======================
                                                               December 31,
                                                             1997        1996
                                                         ----------------------

Assets
Current assets:
   Cash and cash equivalents                             $ 16,345      $ 10,952
   Marketable securities                                    2,564        11,087
   Accounts receivable, net of allowance
     for doubtful accounts of $800 in
     1997 and $823 in 1996                                 13,715        11,694
   Accounts receivable - related parties                      337             2
   Prepaid expenses and other current assets                  830           598
                                                         ----------------------
Total current assets                                       33,791        34,333
Property and equipment, net                                 3,915         3,218
Other assets                                                1,172           910
                                                         ----------------------
Total assets                                             $ 38,878      $ 38,461
                                                         ======================

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of capital lease
     obligations                                         $    104      $     55
   Accounts payable                                         2,852         1,850
   Accrued expenses                                           953         2,506
   Accrued compensation                                     1,968         1,531
   Deferred revenue                                         3,637         3,874
   Deferred revenue - related parties                         309           292
                                                         ----------------------
Total current liabilities                                   9,823        10,108

Long-term capital lease obligations                           236           120

Commitments and contingencies (Note F)

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized 5,000,000 shares;
    no shares issued or outstanding                            --            --
  Common stock, $.001 par value; authorized
   200,000,000 shares; 27,444,572 and
   26,602,830 shares issued and outstanding
   in 1997 and 1996, respectively                              27            27
  Additional paid-in capital                               64,091        62,928
  Accumulated deficit                                     (32,733)      (33,533)
  Net unrealized holding (loss) gain on
    marketable securities                                      (8)            7
  Cumulative translation adjustment                        (1,419)         (218)
  Advances to stockholders                                   (887)         (887)
  Unearned compensation                                      (252)          (91)
                                                         ----------------------
Total stockholders' equity                                 28,819        28,233
                                                         ----------------------

Total liabilities and stockholders' equity               $ 38,878      $ 38,461
                                                         ======================

The accompanying notes are an integral part of the consolidated financial statements.

Object Design Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

================================================================================
                                                Year Ended December 31,
                                                 1997        1996        1995
--------------------------------------------------------------------------------
Revenues:
   Software                                    $ 33,560    $ 25,640    $ 18,700
   Services                                      11,425      10,028      10,928
   Related party software and services            2,280       2,671       3,078
-------------------------------------------------------------------------------
   Total revenues                                47,265      38,339      32,706
Cost of revenues:
   Cost of software                               1,447       1,597       1,088
   Cost of services                               8,365       6,674       6,928
   Cost of related party software
     and services                                   351         475         904
-------------------------------------------------------------------------------
   Total cost of revenues                        10,163       8,746       8,920

Gross profit                                     37,102      29,593      23,786

Operating expenses:
   Selling and marketing                         25,223      17,435      19,596
   Research and development                       7,719       7,481       8,298
   General and administrative                     4,596       3,437       3,589
   Restructuring charges                             --          --       2,709
-------------------------------------------------------------------------------
   Total operating expenses                      37,538      28,353      34,192
-------------------------------------------------------------------------------
Operating (loss) income                            (436)      1,240     (10,406)
Other income                                      1,333         520         122
-------------------------------------------------------------------------------
Income (loss) before income taxes                   897       1,760     (10,284)
Provision (benefit) for income taxes                 97          67          (2)
-------------------------------------------------------------------------------
Net income (loss)                              $    800    $  1,693    $(10,282)
Accretion of redeemable preferred
  stock                                              --      (1,173)         --
-------------------------------------------------------------------------------
Net income (loss) available to common
  stockholders                                 $    800    $    520    $(10,282)
-------------------------------------------------------------------------------

Net income (loss) per share
  supplementary (note B)

Net income (loss) per share - basic            $   0.03    $   0.03    $  (4.59)

Weighted average number of
  common shares outstanding - basic              27,050      18,070       2,237
-------------------------------------------------------------------------------

Net income (loss) per share - diluted          $   0.03    $   0.02    $  (4.59)

Weighted average number of common
  and dilutive common equivalent shares
  outstanding - diluted                          29,242      20,807       2,237
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Object Design Inc.
Consolidated Statements of Cash Flows
(in thousands)

--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                     1997       1996      1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                             $    800   $  1,693   $(10,282)
   Adjustments to reconcile net income
     (loss) to net cash used for
     operating activities:
     Depreciation and amortization                  2,098      1,664      1,818
     Bad debt expense                                 648        715        572
     Restructuring charges                             --         --      2,709
     Other                                            105          8         66
Changes in operating assets and liabilities:
     Accounts receivable                           (3,472)    (4,347)      (454)
     Prepaids and other current assets               (213)      (153)       (82)
     Other assets                                    (303)      (543)        (6)
     Accounts payable                               1,048        228       (109)
     Accrued expenses                              (1,007)       (20)    (2,069)
     Deferred revenue                                 (95)    (2,874)     1,666
-------------------------------------------------------------------------------
Net cash used for operating activities               (391)    (3,629)    (6,171)
-------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                          (2,532)    (1,313)    (1,195)
     Purchases of marketable securities            (5,801)   (16,837)      (509)
     Proceeds from maturities and sales of
       marketable securities                       14,324      8,045      7,649
     Purchase of minority interest                    (83)       (53)        --
-------------------------------------------------------------------------------
Net cash provided by (used for)investing
  activities                                        5,908    (10,158)     5,945
-------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of redeemable
       convertible preferred stock                     --      4,917         --
     Proceeds from Initial Public
       Offering, net                                   --     18,216         --
     Proceeds from exercise of stock
       options                                        911        350        142
     Proceeds from long-term borrowings                --         --        322
     Principal payments on long-term
       borrowings                                      --       (678)      (864)
     Principal payments on capital lease
       obligations                                    (95)      (356)       (86)
-------------------------------------------------------------------------------
Net cash provided by (used for) financing
activities                                            816     22,449       (486)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash              (940)      (175)       (47)
Net change in cash and cash equivalents             5,393      8,487       (759)
Cash and cash equivalents, beginning of year       10,952      2,465      3,224
-------------------------------------------------------------------------------
Cash and cash equivalents, end of year           $ 16,345   $ 10,952   $  2,465
===============================================================================
Supplemental cash flow information:
     Interest paid                               $     36   $     68   $    136
     Income taxes paid                                 91         67         --
===============================================================================
Supplemental disclosure of noncash
transactions:
     Equipment purchased under capital
       leases                                    $    272   $     --   $    100

The accompanying notes are an integral part of the consolidated financial statements.

                                   OBJECT DESIGN, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the years ended December 31, 1997, 1996 and 1995 (in thousands)

                                                                        Net
                                                                    Unrealized
                                                                      Holding
                                                                      (Loss)
                                             Additional               Gain on    Cumulative                            Stockholders'
                                    Common    Paid-In   Accumulated Marketable   Translation  Advances to     Unearned     Equity
                                    Stock     Capital    Deficit    Securities   Adjustment   Stockholders  Compensation  (Deficit)
                                    -----     -------    -------    ----------   ----------   ------------  ------------  ---------
Balance at December 31, 1994           $  2        $56    $(23,771)       $(404)         $4       $(200)         $ --      $(24,314)
 Exercise of stock options                         141                                                                          141
 Compensation on stock
   options for employees                         1,354                                                                        1,354
 Stock options granted to
   employees below fair
   value                                           122                                                           (122)          --
 Net unrealized holding gain
   on securities available
   for sale                                                                 391                                                 391
 Foreign currency
   translation adjustment                                                               (47)                                    (47)
 Net loss                                                  (10,282)                                                         (10,282)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1995           $  2     $1,673    $(34,053)        $(13)       $(43)      $(200)        $(122)     $(32,757)
 Exercise of stock options                4        353                                                                          357
 Amortization of unearned
   compensation                                                                                                    31            31
 Net unrealized holding gain
   on securities available
   for sale                                                                  20                                                  20
 Foreign currency
   translation adjustment                                                              (175)                                   (175)
 Accretion of preferred
   stock to redemption
   value                                                    (1,173)                                                          (1,173)
 Advances to stockholders                                                                          (687)                       (687)
 Shares issued in the initial
   public offering                       21     60,902                                                                       60,923
 Net income                                                  1,693                                                            1,693
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1996          $  27    $62,928    $(33,533)          $7       $(218)      $(887)         $(91)      $28,233
 Exercise of stock options                         911                                                                          911
 Amortization of unearned
   compensation                                    (46)                                                           137            91
 Net unrealized holding loss on
   securities available for
   sale                                                                     (15)                                                (15)
 Foreign currency
   translation adjustment                                                            (1,201)                                 (1,201)
 Stock options granted to
   employees below fair
   market value                                    298                                                           (298)           --
 Net income                                                    800                                                              800
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1997           $ 27    $64,091    $(32,733)         $(8)    $(1,419)      $(887)        $(252)      $28,819
                                    -----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business:

      Object Design, Inc. ("Object Design" or the "Company") develops, markets and supports object-oriented database management products and related tools, used by customers in a wide variety of industries to build component-based computing applications. The Company's products are designed to provide high performance data management, while maintaining data integrity and security, in multi-tier ("N-tier") distributed computing environments. The Company's products have been widely deployed in telecommunications, finance, engineering analysis, manufacturing and Internet/Intranet applications where rigorous requirements for high performance, reliability, concurrency and scalability must be met.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation.

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

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation by using the straight-line method over the estimated useful lives of the assets as follows:

    Asset Classification                    Estimated Useful Life
    Computer equipment                            3-4  years
    Office equipment                                4  years
    Furniture and fixtures                          5  years
    Leasehold improvements                   Shorter of lease term or
                                             estimated useful life.

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

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

Income Taxes

      The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method a valuation allowance is required against net deferred tax assets, if based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will be realized.

      Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

Intangibles

      The Company has classified as goodwill, and included in other assets, the cost in excess of fair value of the net assets related to the 1994 purchase of the remaining minority interest in Object Design Software GmbH as well as the contingent payments made as defined in the purchase agreement (see Note F). The Company provides for amortization of goodwill using the straight-line method over a period of five years. The Company evaluates the possible impairment of long-lived assets, including intangible assets, whenever events or circumstances indicate the carrying value may not be recoverable. The Company has included in other assets the cost of licensing third party software and is amortizing the cost over the terms of the agreements, generally two to four years.

Net Income (Loss) Per Share

      The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for the period ended December 31, 1997. All historical net income per share data presented has been restated to conform to the provisions of this statement. SFAS 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. Basic and diluted earnings per share presented on the statement of operations represents historical net income (loss) per common share. The following table reconciles the numerators and the denominators of the basic and diluted earnings per share computations as shown on the Consolidated Statement of Operations for each of the three years ended December 31, 1997. (amounts in thousands, except per share data)

Basic EPS Computation                             1997        1996         1995
                                                  ----        ----         ----
Numerator:
Net income (loss) available to
 common stockholders                              $800        $520     $(10,282)
Denominator:
     Common shares outstanding                  27,050      18,070        2,237
                                               =======     =======     ========

Basic EPS                                        $0.03       $0.03       $(4.59)

Diluted EPS Computation                           1997        1996         1995
                                                  ----        ----         ----
Numerator:
 Net income (loss) available
   to common stockholders                         $800        $520     $(10,282)
Denominator:
     Common shares outstanding                  27,050      18,070        2,237
     Stock options (dilutive)                    2,192       2,737           --
                                               -------     -------     --------
     Total shares                               29,242      20,807        2,237
                                               =======     =======     ========

Diluted EPS                                      $0.03       $0.02       $(4.59)

Net income (loss) per share on a supplementary basis treats all outstanding shares of Redeemable Convertible Preferred Stock that were convertible into Common Stock upon the effectiveness of the IPO as having been converted into Common Stock at the date of original issuance. Net income (loss) on a supplementary basis is as follows:

Years ended December 31,             1996       1995
                                     ----       ----

Net income (loss)                  $ 1,693    $(10,282)
Basic EPS                          $  0.06    $  (0.56)
Weighted average number
  of common equivalent shares-
  basic                             26,500      18,474
Diluted EPS                        $  0.06    $  (0.56)
Weighted average number
  of common equivalent shares-
  diluted                           29,237      18,474

Fair Value Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, investments, trade receivable and trade payables. The carrying amounts of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value due to the short maturity of these instruments.

Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income." SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of 1998 and is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998, and is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein.

      The Financial Accounting Standards Board recently issued in final form Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which supersedes SOP 91-1, the existing pronouncement on this subject. The most significant changes to SOP 91-1 relate to multiple deliverables and when and if available" products. The new SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the new standard in fiscal year 1998. The Company does not believe that the adoption of the standard will have a significant impact on the Company's consolidated financial statements.

C. Property and Equipment:

   Property and equipment consisted of the following, in thousands:

                                                                 December 31,
                                                                 ------------
                                                               1997       1996
                                                               ----       ----
       Computer and computer-related equipment              $  7,838    $ 6,469
       Office equipment, furniture and purchased
         computer software                                     3,237      2,271
       Leasehold improvements                                    540        360
       Automobiles                                               472        341
                                                            --------    -------
                                                              12,087      9,441
       Less accumulated depreciation and amortization         (8,172)    (6,223)
                                                            --------    -------
                                                            $  3,915    $ 3,218
                                                            ========    =======

      Depreciation expense was $2,098,000, $1,664,000 and $1,763,000 for the years ended December 31, 1997, 1996 and 1995 respectively. At December 31, 1997 and 1996 the Company had $472,000 and $342,000 of automobiles under capital leases. Accumulated amortization of automobiles under capital leases at December 31, 1997 and 1996 totaled $143,000 and $165,000 respectively.

D. Marketable Securities:

      At December 31, 1997, marketable securities can be summarized as follows, in thousands:

                                                          Unrealized  Unrealized
                                         Amortized  Fair   Holding     Holding
                                           Cost    Value    Gains      Losses
                                           ----    -----    -----      ------
       Marketable securities, current:
         U.S. Government and its
           agencies                      $ 2,572  $ 2,564      --         $ (8)
                                         =======  =======    ====        =====

      At December 31, 1996, marketable securities can be summarized as follows, in thousands:

                                                          Unrealized  Unrealized
                                         Amortized  Fair   Holding    Holding
                                           Cost    Value    Gains      Losses
                                           ----    -----    -----      ------
       Marketable securities, current:
         U.S. Government and its
           agencies                      $11,080  $11,087       7        $  --
                                         =======  =======    ====        =====

      At December 31, 1997, the contractual maturities of the current marketable securities available for sale range from over 3 months to 12 months.

E. Credit Agreement

   The Company maintains a line of credit with BankBoston in the amount of $2,000,000. At December 31, 1997 and 1996, no borrowings were outstanding under the line of credit, but letters of credit in the amount of $500,000 and $800,000, respectively, had been issued for the account of the Company under the line of credit. The line of credit is collateralized by substantially all the assets of the Company. The Company's agreements with the Bank contain various covenants, including financial covenants tested on a quarterly basis, that require maintenance of a specified quick ratio, leverage ratio and minimum capital base and prohibit losses in excess of a specified maximum. Upon the occurrence of an event of default under the Bank agreements that is not waived by the Bank or cured, the Bank is entitled to, among other things, demand payment of all outstanding amounts and terminate the letters of credit. At December 31, 1997, the Company was in compliance with the Bank's covenants.

F. Commitments:

Capital and Operating Leases

The Company leases certain equipment and automobiles under noncancelable capital leases that mature at various dates through 1998. In addition, the Company leases its primary office facility and several sales offices under various noncancelable leases with terms that expire through 2004, with certain renewal terms. Total rent expense under operating leases was approximately $2,328,000, $1,366,000 and $2,063,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments under capital and operating leases are as follows, in thousands:

                                                          Capital     Operating
                                                          Leases       Leases
                                                          ------      ---------
      1998                                                 $ 138       $  2,178
      1999                                                   149          1,951
      2000                                                   102          1,794
      2001                                                    --          1,553
      2002                                                    --          1,558
      Thereafter                                              --            677
                                                           -----       --------
      Total future minimum lease payments                    389       $  9,711
                                                                       ========
      Less amount representing interest                       49
                                                           -----
      Present value of net future minimum lease payments     340
      Less current portion of capital lease obligations      104
                                                           -----
      Long-term portion of capital lease obligation        $ 236
                                                           =====

Purchase of Minority Interest

      In 1994, the Company purchased the remaining 24,000 shares in Object Design Software GmbH from the minority shareholder. The purchase price, as defined by the purchase agreement, was subject to adjustment based upon the financial results of the subsidiary through December 31, 1997. The excess of the adjusted purchase price over the fair value of the shares of $196,000 has been recorded as goodwill. Accumulated amortization totaled $95,000 and $56,000 at December 31, 1997 and 1996, respectively.

G.  Initial Public Offering

On July 23, 1996, the Company completed its IPO and sold an aggregate of 3,000,000 shares of Common Stock at $7.00 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of approximately $18,500,000. In addition, upon the closing of the IPO all issued and outstanding shares of Redeemable Convertible Preferred Stock (Series A through J) (collectively the "Preferred Stock") were automatically converted into 17,891,654 shares of Common Stock in accordance with the underlying agreements. Additionally, 57,858 warrants to purchase Series B Preferred Stock were converted into 46,286 shares of common stock.

H. Stockholders' Equity (Deficit):

Capital

      The authorized capital stock of the Company consists of 200,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.01 per share. Each share of common stock has full voting rights. The terms of the Company's line of credit prohibit the payment of cash dividends on the common stock.

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

Stock Option Plans

The Company adopted the disclosure requirements of the Statement Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock Based Compensation" as of December 31, 1996. The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees."

The Company has three stock option plans currently in effect under which future grants may be issued. A total of 11,582,000 shares have been authorized by the Company for grants of options or shares. Stock options granted during 1997 and 1996 generally have a maximum term of ten years and vest over four to five years.

A summary of the Company's stock option activity for the three years ended December 31, 1997 follows:

                                     Number         Weighted Average
                                   of Options        Exercise Price
                                   ----------        --------------
     Outstanding at
       December 31, 1994             2,446,090           $1.83
     Granted, 1995                   5,615,400            0.57
     Exercised, 1995                  (276,062)           0.52
     Cancelled, 1995                (2,187,350)           2.53
                                    ----------
     Outstanding at
       December 31, 1995             5,598,078            0.36
     Granted, 1996                   1,494,950            3.91
     Exercised, 1996                (3,334,524)           0.29
     Cancelled, 1996                  (491,513)           1.33
                                    ----------
     Outstanding at
       December 31, 1996             3,266,991            1.90
     Granted, 1997                   1,923,500            7.01
     Exercised, 1997                  (710,177)           0.63
     Cancelled, 1997                  (667,170)           7.00
                                    ----------
     Outstanding at
       December 31, 1997             3,813,144           $3.84
                                    ==========

      At December 31, 1997, 1996 and 1995, respectively, options to purchase 1,151,686, 1,024,589 and 887,575 shares of Common Stock were exercisable with weighted average exercise prices of $1.37, $0.69 and $0.56, respectively. Exercise prices for options outstanding as of December 31, 1997 ranged from $.01 to $16.50. The weighted average remaining contractual life of those options is
8.26 years.

      The weighted average fair value of the options granted during 1997, 1996 and 1995 was $4.36, $0.29 and $0.06 per share, respectively. The fair value of these options at the date of grant was estimated using the Black-Scholes model with the following assumptions.

                                  1997        1996       1995
                                  ----        ----       ----

      Risk free interest rate     6.5%        6.2%       5.6%
      Dividend yield                0%          0%         0%
      Expected volatility          75%         60%        60%
      Expected life               5 years     5 years    5 years

Had compensation cost of the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, using the method described above, the Company's net income (loss) per share and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                  1997       1996        1995
                                                  ----       ----        ----
      As Reported
      Net income (loss) available to common     $  800    $   520    ($10,282)
        stockholders
      Net income(loss) per share - basic          0.03       0.03       (4.59)
      Net income(loss) per share - diluted        0.03       0.02       (4.59)
      Pro Forma
      Net income(loss) -  pro forma                403        395    ($10,338)
      Net income(loss) per share - basic          0.01       0.02       (4.62)
      Net income(loss) per share - diluted        0.01       0.02       (4.62)

      The effects on pro forma disclosures of applying SFAS No. 123 are not necessarily representative of the effects on pro forma disclosures of future years.

      At December 31, 1997, 1996 and 1995 options to purchase 1,211,525, 2,400,136 and 1,415,611 shares of common stock, respectively, were available for grant.

      The following table summarizes information about stock options outstanding at December 31, 1997:

                           Options Outstanding                            Options Exercisable
          -----------------------------------------------------           -------------------
                                                       Weighted
                                        Weighted Avg.    Avg.
Range of Exercise    Number of Shares     Remaining    Exercise       Number       Weighted Avg.
Prices                  Outstanding     Contract Life   Price       Exercisable    Exercise Price

$ 0.01  - $0.50         1,141,950           6.98        $0.29         685,118         $0.30
  0.75  -  5.38         1,130,614           8.09         2.76         381,381          2.00
  5.50  -  7.00           969,380           9.13         6.31          62,031          6.60
$ 7.13 - $ 16.5           571,200           9.69         8.88          23,156          8.98
                          -------                                   ---------
Total                   3,813,144           8.26        $3.84       1,151,686         $1.37

      On April 1, 1996, options to purchase 2,760,000 shares of common stock issued to two officers of the Company in December 1995 were accelerated, and the officers exercised these options in exchange for cash of $2,760 and full recourse promissory notes in the amount of $687,240. The promissory notes bear interest at 7.0% and are due on the earlier of April 1, 2001 or upon termination of employment. Pursuant to these agreements, the shares may be repurchased by the Company at the amounts paid by the officers for the shares under certain conditions such that, economically, the original vesting schedule for these options remains in effect. The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair value of the common stock on the date of grant.

      In connection with the severance of certain key employees pursuant to the Company's restructuring plan (see Note M), during 1995 the Company converted 465,311 incentive stock options to nonqualified stock options. Simultaneously, the exercise period for these options was extended and consequently approximately $1,317,000 was charged to operations and included in restructuring charges. This charge represented the difference between the aggregate fair value of those options and the aggregate exercise amounts on the remeasurement date.

      All stock options are issued at fair market value at the date of grant except that in 1995 and 1997 the Company granted certain employees non-qualified stock options to purchase 647,775 shares at an exercise prices below fair market value at the date of grant. Unearned compensation related to these options has been recorded in the Company's statement of stockholders' equity (deficit) and is recognized as expense ratably over the vesting period of four years. Prior to the IPO, the exercise price for options granted was determined by the Board of Directors to be equal to the fair value of the common stock on the date of the grant.

      The Board of Directors adopted in May 1996, and the stockholders of the Company approved by written consent in July 1996, the 1996 Incentive and Nonqualified Stock Option Plan of the Company (the "1996 Stock Option Plan"). The 1996 Stock Option Plan authorizes grants of options to purchase up to 2,700,000 shares of Common Stock, provided that prior to May 23, 1997, options to purchase no more than 1,200,000 shares of Common Stock may be issued under the Plan, with such number increasing by 300,000 on each of the first five anniversaries of the adoption of the Plan by the Board of Directors, up to a maximum of 2,700,000 shares.

      The Board of Directors adopted in April 1997 the 1997 Nonqualified Stock Option Plan. The 1997 Nonqualified Stock Option Plan authorizes of options to purchase up to 1,500,000 Nonqualified Options to non-officer employees of the Company.

      The terms of the options to be issued under the 1996 and 1997 Stock Option Plan, including exercise price, vesting and term are similar to the terms of the 1989 and 1996 Plans; however, the 1996 Stock Option Plan also provides for certain grants of nonqualified options to non-employee directors of the Company.

Employee Stock Purchase Plan

      In 1996 the stockholders of the Company approved an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which options to purchase up to 300,000 shares of Common Stock may be granted to employees of the Company. The Stock Purchase Plan covers substantially all employees, subject to certain limitations. The maximum number of shares which may be purchased by an employee under the Stock Purchase Plan will be determined on the first day of the offering period pursuant to a formula under which the employee's projected payroll deductions over the Offering Period are divided by 85% of the market value of one share of Common Stock on the first day of the Offering Period, and the quotient is multiplied by two. During each Offering Period, the price at which the employee will be able to purchase the Common Stock will be 85% of the last reported sale price of the Common Stock on the Nasdaq National Market on the first or last day of the Offering Period, whichever is lower. In 1997, the Company issued 105,150 shares at an average purchase price of $4.36 generating $458,000 of proceeds. At December 31, 1997 and 1996, 194,850 and 300,000 shares, respectively were reserved for future issuance under the plan.

I. Income Taxes:

   Income (loss) before income taxes for domestic and foreign operations is as follows, in thousands:

                                               Year Ended December 31,
                                          ------------------------------------
                                          1997            1996            1995
                                          ----            ----            ----
         Domestic                      $  2,190        $  1,887        $ (8,716)
         Foreign                         (1,293)           (127)         (1,568)
                                       --------        --------        --------
                                       $    897        $  1,760        $(10,284)
                                       ========        ========        ========

   The provision (benefit) for income taxes consists of the following, in thousands:

                                                Year Ended December 31,
                                                -----------------------
                                               1997      1996       1995
                                               ----      ----       ----
          Foreign                              $ (2)     $  1       $ (2)
          Federal                                75        56
          State                                  24        10
                                               ----      ----       ----
                                               $ 97      $ 67       $ (2)
                                               ====      ====       ====

The following is reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                  Year Ended December 31,
                                                  -----------------------
                                                   1997     1996     1995
                                                   ----     ----     ----

        U.S. federal statutory rate                34.0%    34.0%    34.0%
        State taxes, net of federal benefit         1.8      0.4
        Foreign tax difference from U.S. rate      (8.0)   (10.8)
        Non deductible expenses                    10.8      4.9
        Previously unbenefitted NOL              (102.8)
        Change in valuation allowance              75.0    (24.7)   (34.0)
                                                 -------------------------
                                                   10.8%     3.8%    --
                                                 -------------------------

      The approximate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is as follows, in thousands:

                                                               December 31,
                                                         ----------------------
                                                            1997          1996
                                                         --------      --------
       Deferred tax assets:
         Net operating loss carryforwards
            (domestic)                                   $  9,984      $ 10,166
         Net operating loss carryforward
            (foreign)                                       1,604         1,029
         Tax credit carryforwards                           2,061         2,060
         Accounts receivable reserves                         322           274
         Vacation and other accrued expenses                  214           228
         Other                                                567           530
         Depreciation and amortization                        317           109
                                                         --------      --------
                                                           15,069        14,396
       Valuation allowance                                (15,069)      (14,396)
                                                         --------      --------
       Net deferred tax assets                           $     --      $     --
                                                         ========      ========

      Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance.

      As of December 31, 1997, the Company had federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $25,900,000 and $1,504,000, respectively, available to offset future federal income tax liabilities, which expire at various dates through 2011. The federal NOL includes approximately $2,700,000 of stock option compensation expense which, when realized, will be credited to additional paid in capital. The utilization of a portion of the NOL and research and experimentation credit carryforwards is subject to Section 382 of the Internal Revenue Code. This section established an annual limitation, based on changes in the Company's ownership, on the amount of income, which may be offset by these tax attributes.

      As of December 31, 1997, the Company's foreign subsidiaries had NOL carryforwards of approximately $3,800,000.

J. 401(k) Plan:

      The Company sponsors a defined contribution employees' investment and savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees of the Company. To date, the Company made no matching contributions to the plan.

K. Agreements with Related Parties:

      For the years ended December 31, 1997, 1996 and 1995, the Company sold a total of $2,280,000, $2,671,000, and $3,078,000 respectively, in software and services, to stockholders of the Company, primarily International Business Machines Corporation ("IBM"). In April 1993, the Company entered into a relationship with IBM. At that time IBM purchased shares of the Company's Preferred Stock, which was converted into an aggregate of 3,750,695 shares of Common Stock upon the Company's IPO. The Company and IBM also signed certain business agreements ("the IBM Agreements") under which IBM would be entitled to develop and market products in which the Company's ObjectStore database management system would be embedded, and the parties would undertake certain joint product development and marketing activities.

      Effective January 1997, the Company exercised an option (the "Break-Up Option") provided for in the IBM Agreements, to terminate certain of the IBM Agreements and modify the terms of certain others. As a result of the exercise of the Break-Up Option, the Company's revenues from IBM have declined. Revenues and accounts receivable from IBM are included in related party software and services revenue and in accounts receivable related parties in the Company's consolidated financial statements. Related party revenues and accounts receivables also include amounts attributable to other customers that were stockholders of the Company during the reported periods.

L. Geographic Data:

      The Company's operations consist of a single line of business comprised of developing and marketing computer software and providing related maintenance and consulting services.

      The Company has sales and marketing operations located outside the United States in the United Kingdom, France, Belgium, Germany, Holland, Japan, and Australia. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows, in thousands:

                                    North      United       Rest of      Asia
                                   America     Kingdom      Europe      Pacific  Eliminations  Consolidated
                                   -------     -------      ------      -------  ------------  ------------
Year ended December 31, 1995
  Revenues:
     From unaffiliated customers   $ 24,867    $  2,681    $  3,178    $  1,980           --    $ 32,706
     Intercompany transfers           2,644          --          --          --    $  (2,644)         --
                                   --------    --------    --------    --------    ---------    --------
       Total revenues              $ 27,511    $  2,681    $  3,178    $  1,980    $  (2,644)   $ 32,706
                                   ========    ========    ========    ========    =========    ========

  Loss from operations             $ (8,876)   $    (54)   $   (816)   $   (660)   $      --    $(10,406)
                                   ========    ========    ========    ========    =========    ========
  Identifiable assets              $ 18,666    $  2,354    $  1,936    $  1,049    $  (6,851)   $ 17,154
                                   ========    ========    ========    ========    =========    ========
Year ended December 31, 1996
  Revenues:
     From unaffiliated customers   $ 26,570    $  3,542    $  4,287    $  3,940           --    $ 38,339
     Intercompany transfers           5,694          --          --          --    $  (5,694)         --
                                   --------    --------    --------    --------    ---------    --------
       Total                       $ 32,264    $  3,542    $  4,287    $  3,940    $  (5,694)   $ 38,339
                                   ========    ========    ========    ========    =========    ========
Income (loss) from operations      $    901    $   (306)   $     (3)   $    648           --    $  1,240
                                   ========    ========    ========    ========    =========    ========
Identifiable assets                $ 56,602    $  3,266    $  2,366    $  3,172    $ (26,945)   $ 38,461
                                   ========    ========    ========    ========    =========    ========
Year ended December 31, 1997
  Revenues:
     From unaffiliated customers   $ 31,714    $  5,733    $  5,486    $  4,332           --    $ 47,265
     Intercompany transfers           5,683          --          --          --    $  (5,683)         --
                                   --------    --------    --------    --------    ---------    --------
       Total                       $ 37,397    $  5,733    $  5,486    $  4,332    $  (5,683)   $ 47,265
                                   ========    ========    ========    ========    =========    ========
Income (loss) from operations      $    870    $   (159)   $   (995)   $   (152)          --    $   (436)
                                   ========    ========    ========    ========    =========    ========
Identifiable assets                $ 48,723    $  5,786    $  3,496    $  4,628    $ (23,755)   $ 38,878
                                   ========    ========    ========    ========    =========    ========

      Intercompany transfers primarily represent shipments of software to foreign subsidiaries and are charged at fixed percentages of the net selling prices to the ultimate customers. These transfers have been eliminated from consolidated revenues.

M. Restructuring Charges:

      In 1995, the Company recorded restructuring charges aggregating approximately $2,709,000. The restructuring plan was developed to re-focus the Company's product strategies and reduce the Company's cost structure and included severance payments to 36 terminated employees (including the Company's President and four Vice Presidents, all telesales personnel and certain marketing personnel) totaling approximately $2,100,000 (including charges relating to the extension of exercise periods of certain stock options totaling approximately $1,317,000), loss on the sale of the Company's Australian subsidiary amounting to approximately $76,000 and losses on vacated office leases approximately $533,000. Exclusive of the above-mentioned items, the company incurred $864,000 and $327,000 of costs in the 1995 and 1996, respectively relating to the restructuring (including $783,000 of employee severance and $408,000 of vacated lease and other costs) against the restructuring reserve. As of December 31, 1996, the restructuring plan was complete.

N.  Quarterly Results of Operations (unaudited)
    (in thousands, except per share amounts)

                                                First             Second           Third             Fourth
1997                                            Quarter           Quarter          Quarter           Quarter
----                                            ------            -------          -------           -------
Revenue                                         $11,155           $11,175          $13,015           $11,920
Operating income (loss)                             649                84              615            (1,784)
Net income (loss)                                   926               447              925            (1,498)
Net income (loss) per share - basic             $  0.03           $  0.02          $  0.03           $ (0.05)
Net income (loss) per share - diluted           $  0.03           $  0.02          $  0.03           $ (0.05)

                                                First             Second           Third             Fourth
1996                                            Quarter           Quarter          Quarter           Quarter
----                                            ------            -------          -------           -------
Revenue                                          $8,996            $9,199           $9,525           $10,619
Operating income                                    191               241              319               489
Net income (loss)                                   145               283              510               755
Accretion of preferred stock                       (333)             (666)            (174)               --
Net income (loss) available to common
   stockholders                                    (188)             (383)             336               755
Net income (loss) per share - basic              $(0.08)           $(0.07)          $ 0.02           $  0.03
Net income (loss) per share - diluted            $(0.08)           $(0.07)          $ 0.02           $  0.03

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Object Design, Inc.:

Our report on the consolidated financial statements of Object Design, Inc. is included on page 15 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending December 31, 1997, listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                          COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
February 11, 1998

OBJECT DESIGN, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                      Balance at    Charged to   Charged to    Balance
                                      Beginning     Costs and    Other         End of
                                      of Period     Expenses     Accounts      Period
                                      ----------    ----------   ----------    --------

Year ended December 31, 1997
  Allowance for doubtful accounts     $  823,110    $ 648,000    $(671,110)    $800,000

Year ended December 31, 1996
  Allowance for doubtful accounts        591,123      715,000     (483,013)     823,110

Year ended December 31, 1995
  Allowance for doubtful accounts        399,842      571,644     (380,363)     591,123

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1997 (the "Definitive Proxy Statement"), is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

   (1) Financial Statements

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Operations for the years ended December 31, 1997,
  1996, 1995
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1996, 1995
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1996, 1995
Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts
Report of Independent Accountants on Financial Schedule

All other schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

   (3) Exhibits

   (a) Exhibits

  *3.3    Amended and Restated Certificate of Incorporation
  *3.5    Amended and Restated By-laws of the Company
  *4.1    Specimen certificate for Common Stock of the Company
 *10.1*   1989 Incentive and Nonqualified Stock Option Plan
 *10.2*   1995 Nonqualified Stock Option Plan
 *10.3*   1996 Incentive and Nonqualified Stock Option Plan
 *10.4*   1996 Employee Stock Purchase Plan
 *10.12   Lease dated September 15, 1993 between the Company and 25 Mall Road Trust
 *10.13   First Amendment to Lease dated June 28, 1994 between the Company and 25 Mall
          Road Trust
 *10.14   Second Amendment to Lease dated March 1, 1996 between the Company and 25 Mall
          Road Trust
 *10.15*  Employment Agreement dated December 21, 1995 between the Company and Robert N.
          Goldman, as amended by Amendment to Employment Agreement dated May, 1996
 *10.16*  Employment Agreement dated December 21, 1995 between the Company and Justin J.
          Perreault, as amended by Employment Agreement dated May, 1996
 *10.20   Sixth Amended and Restated Stockholders' Agreement dated February 13, 1996, among the Company and certain of its stockholders
 *10.21   Amended and Restated IBM Stockholders' Agreement dated May 14, 1993 among the
          Company, International Business Machines Corporation (AIBM") and certain other stockholders of the Company, as amended by a Second Amendment dated March 31,
          1994, by a Third Amendment dated June 10, 1994 and by a Fourth Amendment dated
          February 14, 1996
 *10.22   Amended and Restated Registration Rights Agreement dated June 29, 1990 among the
          Company and certain of its stockholders, as amended by Amendment No. 1 dated
          October 1, 1990, by Amendment No. 2 dated July 29, 1991, by Amendment No. 3 dated March 12, 1992, by Amendment No. 4 dated April 12, 1993, by Amendment No.
          5 dated May 14, 1993, by Amendment No. 5 dated March 31, 1994 and by Amendment
          No. 7 dated February 13, 1996
 *10.25   Internal Use and Substrate Agreement dated April 10, 1993 between the Company and IBM
 *10.26   Break-Up Agreement dated April 10, 1993 between the Company and IBM
 *10.27   Escrow Agreement dated April 10, 1993 between the Company and IBM
 *10.28   Master Agreement dated April 10, 1993 between the Company and IBM
 *10.29   First Amended and Restated Agreement Regarding Confidential Information dated
          February 11, 1993 between Company and IBM
**10.30   Loan and Security Agreement dated December 17, 1996 between the Company and Bank of Boston
**10.31   $2,000,000 Revolving Note dated December 17, 1996 payable by the Company to Bank of Boston
  10.32*  1997 Nonqualified Stock Option Plan ; filed herewith
  10.33   Third Amendment to Lease dated March 1, 1996 between the Company and 25 Mall
          Road Trust; filed herewith
  21.1    List of Subsidiaries of the Company
  23.1    Consent of Coopers & Lybrand L.L.P.
  27.1    Financial Data Schedule
  27.2    Financial Data Schedule
  27.3    Financial Data Schedule

* Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

** Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*  After an exhibit number: Management contracts and compensatory arrangement.

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OBJECT DESIGN, INC.


Date:  March 31, 1998                /s/  ROBERT N. GOLDMAN
                                     -------------------------------
                                          Robert N. Goldman
                                          President and Chief Executive Officer


Date:  March 31, 1998                /s/  LACEY BRANDT
                                     -------------------------------
                                          Lacey Brandt
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ Robert N. Goldman                 President and Chief
----------------------------          Executive Officer
Robert N. Goldman                     (Principal Executive
                                      Officer and Director)   March 31, 1998


/s/ Lacey Brandt                      Chief Financial
----------------------------          Officer (Principal
Lacey Brandt                          Financial and
                                      Accounting Officer)     March 31, 1998


/s/ Gerald Bay                        Director                March 31, 1998
----------------------------
Gerald Bay


/s/ Arthur Marks                      Director                March 31, 1998
----------------------------
Arthur Marks


/s/ Kevin Burns                       Director                March 31, 1998
----------------------------
Kevin Burns


/s/ David Litwack                     Director                March 31, 1998
----------------------------
David Litwack


/s/ Steven Walske                     Director                March 31, 1998
----------------------------
Steven Walske