Form 10-Q
period 1998-03-31
OBJECT DESIGN INC
filed 1998-05-15
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


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

      The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 27,782,291.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                          Page
------------------------------                                          ----

         Consolidated Balance Sheets as of March 31, 1998                3
         and December 31, 1997

         Consolidated Statements of Income for the three months
         ended March 31, 1998 and March 31, 1997                         4

         Consolidated Statements of Cash Flows for the three months      5
         ended March 31, 1998 and March 31, 1997

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis of Financial               8
              Condition and Results of Operations

Part II - Other Information
---------------------------

         Item 1. Legal Proceedings                                      11

         Item 6. Exhibits and Reports on Form 8-K                       11

         Exhibit Index                                                  11
         Signatures                                                     12

                               Object Design Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                           March 31,         December 31,
                                                                             1998               1997
                                                                         ---------------   ---------------
Assets                                                                   (Unaudited)

Current assets:
     Cash and cash equivalents                                             $ 14,125           $ 16,345
     Marketable securities                                                    4,243              2,564
     Accounts receivable, net                                                13,927             14,052
     Prepaid expenses and other current assets                                  808                830
                                                                           --------           --------
Total current assets                                                         33,103             33,791
Property and equipment, net                                                   3,999              3,915
Other assets                                                                  1,143              1,172
                                                                           --------           --------
Total assets                                                               $ 38,245           $ 38,878
                                                                           ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of capital lease obligations                          $    105           $    104
     Accounts payable                                                         1,478              2,852
     Accrued expenses                                                         1,817                953
     Accrued compensation                                                     1,538              1,968
     Deferred revenue                                                         4,441              3,946
                                                                           --------           --------
Total current liabilities                                                     9,379              9,823

Long-term capital lease obligations                                             212                236

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                   --                 --
  Common stock, $.001 par value; authorized 200,000,000 shares;
     27,664,471 and 27,244,572 shares issued and outstanding
                                                                                 28                 27
  Additional paid-in capital                                                 64,221             64,091
  Accumulated deficit                                                       (32,708)           (32,733)
  Net unrealized holding loss on marketable securities                           (8)                (8)
  Cumulative translation adjustment
                                                                             (1,966)            (1,419)
  Advances to stockholders                                                     (687)              (887)
  Unearned compensation                                                        (226)              (252)
                                                                           --------           --------
Total stockholders' equity                                                   28,654             28,819
                                                                           --------           --------
Total liabilities and stockholders' equity                                 $ 38,245           $ 38,878
                                                                           =========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                               Object Design Inc.
                        Consolidated Statements of Income
                                    Unaudited
                      (in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                       ----             ----
Revenues:
   Software                                          $ 9,249          $ 6,625
   Services                                            3,693            2,740
   Related party software and services                    84            1,790
                                                     -------          -------
      Total revenues                                  13,026           11,155
Cost of revenues:
   Cost of software                                      363              388
   Cost of services                                    2,547            1,873
   Cost of related party software
      and services                                        59              163
                                                     -------          -------
      Total cost of revenues                           2,969            2,424

Gross profit                                          10,057            8,731
Operating expenses:
   Selling and marketing                               6,972            4,856
   Research and development                            1,932            2,114
   General and administrative                          1,325            1,112
                                                     -------          -------
      Total operating expenses                       $10,229            8,082

Operating (loss) income                                 (172)             649
Other income, net                                        200              326
                                                     -------          -------
Income before income taxes                                28              975
Provision for income taxes                                 3               49
                                                     -------          -------
Net income                                           $    25          $   926
                                                     =======          =======

Net income per share-Basic                           $  0.00          $  0.03
Weighted average number of common                     27,529           26,608
  shares outstanding
Net income per share- Diluted                        $  0.00          $  0.03
Weighted average number of common
  and dilutive common equivalent shares               29,036           28,918

The accompanying notes are an integral part of the consolidated financial statements.

                               Object Design Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     1998               1997
                                                                  ----------       ------------
Cash flows from operating activities:
   Net income                                                       $     25         $   926
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                       572             468
     Bad debt expense                                                    227             147
     Other                                                                31              --
Changes in operating assets and liabilities:
     Accounts receivable                                               (159)             220
     Prepaids and other current assets                                  (32)            (102)
     Other assets                                                       (52)             289
     Accounts payable                                                (1,563)             153
     Accrued expenses                                                    632            (767)
     Deferred revenue                                                    510            (418)
                                                                    --------         -------
Net cash provided by operating activities                                191             916
                                                                    --------         -------

Cash flows from investing activities:
     Capital expenditures                                               (522)           (615)
     Purchases of marketable securities                               (3,179)         (3,790)
     Proceeds from maturities and sales of marketable securities       1,500           5,652
                                                                    --------         -------
Net cash (used)  provided by investing activities                     (2,201)          1,247
                                                                    --------         -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                             130              87
     Repayments from shareholder advances                                200              --
     Principal payments on capital lease obligations                     (28)             (6)
     Principal additions to capital lease obligations                     --              31
                                                                    --------         -------
Net cash provided by financing activities                                302             112
                                                                    --------         -------

Effect of exchange rate changes on cash                                 (512)           (597)
                                                                    --------         -------

Net change in cash and cash equivalents                               (2,220)          1,678

Cash and cash equivalents, beginning of period                        16,345          10,952
                                                                    --------         -------
Cash and cash equivalents, end of period                            $ 14,125         $12,630
                                                                    ========         =======

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Basis of Presentation

    The consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

    The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

B.  Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share for the three months ended March 31, 1998 and 1997. (in thousands, except per share amounts):

Basic EPS Computation                                  1998          1997
                                                       ----          ----
Numerator:
     Net income                                     $    25       $   926
Denominator:
     Common shares outstanding                       27,529        26,608
                                                   ========       =======

Basic EPS                                           $  0.00       $  0.03

Diluted EPS Computation                                1998          1997
                                                   --------       -------
Numerator:
     Net income                                     $    25       $   926
Denominator:
     Common shares outstanding                       27,529        26,608
     Stock options (dilutive)                         1,507         2,310
                                                   --------       -------
     Total shares                                    29,036        28,918
                                                   ========       =======

Diluted EPS                                          $ 0.00       $  0.03

C.  Comprehensive Income

    The Company has adopted for the year ending December 31, 1998 the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income (loss)" as defined by SFAS No. 130 for the three month periods ended March 31, 1998 and 1997:

                                                     1998         1997
                                                     ----         ----

Net income                                          $  25        $ 926

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments          (547)        (597)
   Unrealized holding loss on securities                           (23)
                                                    -----        -----
Comprehensive (loss) income                         $(522)       $ 306
                                                    =====        =====

C. New Accounting Standards

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

   In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided for such computer software costs depending upon the type of costs incurred. This Statement is effective for fiscal years beginning after December 15, 1998 and restatement of prior years will not be required. The Company will adopt the new standard for the fiscal year ending December 31, 1999 and does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations:

Total Revenues. The Company's total revenues increased 16.8% from $11.2 million for the three months ended March 31, 1997 to $13.0 million for the three months ended March 31, 1998. This growth resulted primarily from unit volume increases in Objectstore database software licenses and service revenues as discussed below.

Software Revenues. Software revenues increased 39.6% from $6.6 million for the three-month period ended March 31, 1997 to $9.2 million for the three-month period ended March 31, 1998. The increase was primarily due to increased volume of ObjectStore software licenses resulting from the expansion of the Company's direct salesforce, increased expenditures for marketing and growing market acceptance of the Company's products and technology.

Service Revenues. Service revenues increased 34.8% from $2.7 million for the three-month period ended March 31, 1997 to $3.7 million for the three-month period ended March 31, 1998. The increase was primarily the result of increased consulting revenues for customer deployments and training as well as increased maintenance revenues reflecting growth in the Company's installed base. The demand for the Company's consulting services has led the Company to increase the number of its consulting personnel. As a result, the Company expects its service revenues to grow in absolute dollars in future periods, but to vary as a percentage of revenue.

Related Party Software and Services. Revenues from related parties decreased 95.3% from $1.8 million for the three-month period ended March 31, 1997 to $84,000 for the three-month period ended March 31, 1998. The decrease is primarily due to the discontinuation of a joint development project in 1997 and to the fact that a single large purchase of software licenses by IBM in the first quarter of 1997 was not repeated in 1998. The Company does not expect related party software and services revenues to be material in future periods.

Revenues from International Operations. Revenues from operations of the Company's international subsidiaries increased as a percentage of the Company's total revenues, to 36.8% for the three months ended March 31, 1998 compared with 26.4% for the corresponding period in 1997. The increase in revenues is due to increased unit volume of ObjectStore software licenses and attributable to the expansion of the international sales force as well as increased customer deployments resulting in a larger installed customer base.

Cost of Software. Cost of software decreased 6.4% from $388,000 for the three month period ended March 31, 1997 to $363,000 for the three month period ended March 31, 1998 and decreased as a percent of software revenues from 5.9% to 3.9% for March 31, 1997 and 1998, respectively. This decrease reflects lower royalty costs in 1998, due in part to a change in revenue mix toward sales of ObjectStore and other products of the Company that bear lower or no third-party royalties.

Cost of Services. Cost of services increased 36.0% from $1.9 million for the three month period ended March 31, 1997 to $2.5 million for the three month period ended March 31, 1998 and remained relatively constant as a percent of service revenues from 68.4% to 69.0% for the same periods. The increase in cost of services reflects the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. The Company expects cost of services to continue to grow in absolute dollars, but to vary as a percentage of service revenues.

Selling and Marketing. Selling and marketing expenses increased 43.6% from $4.9 million for the three month period ended March 31, 1997 to $7.0 million for the three month period ended March 31, 1998 and increased as a percentage of total revenues from 43.5% to 53.5% for the same periods. The increase resulted primarily from the rapid expansion of the Company's direct sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses as well as higher sales commissions associated with higher revenues. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments throughout 1998 and as a result expects selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

Research and Development. Research and development expenses decreased 8.6% from $2.1 million for the three month period ended March 31, 1997 to $1.9 million for the three month period ended March 31, 1998 and decreased as a percent of total revenues from 19.0% to 14.8% for the same periods. The decrease was primarily due to a nonrecurring charge for purchased in-process technology for $150,000 included in the quarter ended March 31, 1997. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and related products and to develop new products for component-based computing applications.

General and Administrative. General and administrative expenses increased 19.2% from $1.1 million for the three months ended March 31, 1997 to $ 1.3 million for the three months ended March 31, 1998 and remained constant as a percentage of revenue at 10.0% for both periods. The increase in dollar amount is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

Other Income. Other income decreased 38.7%, from $326,000 for the three months ended March 31, 1997 to $200,000 in 1997. This decrease was largely the result of decreased cash balances and lower rates of return on cash and investments.

Provision for Income Taxes. The Company's effective tax rates of 5.0% and 10.7% for the three-month periods ended March 31, 1997 and 1998, respectively, reflect an alternative minimum tax provision for federal taxes and certain state taxes. The effective tax rate in both periods is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.


Liquidity and Capital Resources
-------------------------------

   The Company has historically financed its operations through a combination of sales of preferred stock, bank lines of credit and capital and operating leases. In July 1996, the Company completed an Initial Public Offering which generated net proceeds to the Company of $18.2 million. At March 31, 1998, the Company's principal sources of liquidity included $18.4 million of cash and cash equivalents, short-term investments and investments, and an $2.0 million revolving line of credit which expires in December 1999. No borrowings were outstanding under the line of credit during the three-month period ended March 31, 1998, but letters of credit in the amount of $500,000 issued for the account of the Company under the line of credit were outstanding at that date.

   Net cash provided by operating activities was $191,000 for the quarter ended March 31, 1998, as compared to $916,000 in the corresponding period in 1997. The decrease in cash provided was primarily the result of lower net income, increased cash usage for working capital accounts and increased non-cash charges for bad debts and depreciation

   The Company's investing activities used $2.2 million of cash for the quarter ended March 31, 1998 compared with cash provided by the Company's investing activities of $1.2 million in 1997. The decrease was attributable primarily to the net purchase of $1.7 million of marketable securities in 1998, compared to the net sale of $1.8 million of marketable securities in 1997.

   The Company's financing activities provided $302,000 and $112,000 for the years ended quarters ended March 31, 31, 1998 and 1997, respectively. The increase in 1998 was the result of repayments of shareholder advances and higher proceeds from employee stock plans.

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

   Although the Company believes, based on the nature of these programs, that it is unlikely that any of them is year 2000 non-compliant in a manner that would impair the utility of the Company's product in which it is incorporated or require the Company to incur substantial expense to correct such noncompliance, there can be no assurance that this is the case. In addition, the Company is assessing the risk of compliance of a number of computer software programs, including programs used in its internal operations to manage the Company's financial and accounting functions as well as in the Company's sales, marketing and product development activities. The Company plans to the extent necessary correct or replace these administrative and business systems in time to avoid material problems. The inability of such programs to interpret properly data for the year 2000 and beyond could have a material adverse effect on the Company's operations. Failure by the Company to identify a year 2000 problem in its software products or in any software program used in its operations could require modification or replacement of such software. Even if all such problems are identified, resolution of the problem could require significant expenditures and might not be achievable by January 1, 2000.

    Costs incurred in the Company's year 2000 compliance effort will be expensed as incurred and are not expected to be material. Any such year 2000 problem affecting the Company's products or software programs used in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations: Exchange Rate Fluctuations

    Revenues from operations of the Company's international subsidiaries as a percentage of the Company's total revenues increased to 36.8% for the three months ended March 31, 1998 from 26.4% for the corresponding period in 1997. Fluctuations in exchange rates can adversely affect the Company's results of operations and financial position. The financial statements of the Company's international subsidiaries, all of whose functional currencies are the local currency, are translated using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency transaction adjustments are recorded as a separate component of stockholders' equity (deficit), and also are included in reporting the Company's comprehensive (loss) income. The Company itself also engages in transactions denominated in foreign currencies. Gains and losses from these transactions, which to date have been immaterial, are reflected in the Company's results of operations. For the three-month periods ended March 31, 1998 and 1997, foreign currency translation losses reflected in stockholder's equity at the end of such periods and included in determining comprehensive
(loss) income for such periods were $547,000 and $597,000, respectively. For the three-month periods ended March 31, 1998 and 1997, foreign currency translation reduced the Company's cash by $512,000 and $547,000, respectively. The impact of future exchange rate fluctuations on the Company's results of operations and financial condition cannot accurately be predicted. The Company does not currently engage in foreign currency hedging activities.

New Accounting Standards

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

   In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use," which specifies the accounting treatment provided for such computer software costs depending upon the type of costs incurred. This Statement is effective for fiscal years beginning after December 15, 1998 and restatement of prior years will not be required. The Company will adopt the new standard for the fiscal year ending December 31, 1999 and does not believe that the adoption of this Statement will have a significant impact on its financial position or results of operations.


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

    In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's future shipments, revenue and expense levels and profitability, as well as the sufficiency of capital to meet working capital and capital expenditure requirements, may be forward-looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about such factors and the basis for those assumptions are contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report on Form 10-K, which section is incorporated herein by reference.


Part II: OTHER INFORMATION


Item 1.  Legal Proceedings

There are no material legal proceedings pending to which the Company is a party.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number      Description

*3.3                Amended and Restated Certificate of Incorporation
*3.5                Amended and Restated By-laws of the Company
27.1                Financial Data Schedule
27.2                Financial Data Schedule

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  OBJECT DESIGN, INC.
                                  (Registrant)



May 15, 1998                     By:/s/
                                    --------------------------------------------
                                    Robert N. Goldman
                                    President, Chairman of the Board



May 15, 1998                     By:/s/
                                    --------------------------------------------
                                    Lacey P. Brandt
                                    Chief Financial Officer