Form 10-Q
period 1998-06-30
OBJECT DESIGN INC
filed 1998-08-13
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                  --------------------------------------------


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

                         Yes  X                      No
                    -----------                ---------

       The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 27,860,344.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                           Page
------------------------------                                           ----

    Consolidated Balance Sheets as of June 30, 1998                        3
    and December 31, 1997

    Consolidated Statements of Income for the three and six
    months ended June 30, 1998 and June 30, 1997                           4

    Consolidated Statements of Cash Flows for the six months
    ended June 30, 1998 and June 30, 1997                                  5

    Notes to Consolidated Financial Statements                             6

    Management's Discussion and Analysis of Financial                      8
    Condition and Results of Operations

Part II - Other Information
---------------------------

    Item 1.  Legal Proceedings                                            11

    Item 4.  Submission of Matters to a Vote of Security Holders          12

    Item 5.  Other Information                                            12

    Item 6.  Exhibits and Reports on Form 8-K                             12

    Exhibit Index                                                         12
    Signatures                                                            13

                               Object Design Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                            June 30,       December 31,
                                                                              1998              1997
                                                                         ---------------   ---------------
                                                                          (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                           $   16,373        $   16,345
     Marketable securities                                                    3,967             2,564
     Accounts receivable, net                                                13,476            14,052
     Prepaid expenses and other current assets                                  778               830
                                                                         ----------        ----------
Total current assets                                                         34,594            33,791
Property and equipment, net                                                   4,124             3,915
Other assets                                                                  2,928             1,172
                                                                         ----------        ----------
Total assets                                                             $   41,646        $   38,878
                                                                         ==========        ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of capital lease obligations                        $       32        $      104
     Accounts payable                                                         2,808             2,852
     Accrued expenses                                                         1,777               953
     Accrued compensation                                                     2,312             1,968
     Deferred revenue                                                         4,676             3,946
                                                                         ----------        ----------
Total current liabilities                                                    11,605             9,823

Long-term capital lease obligations                                              36               236

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                   --                --
  Common stock, $.001 par value; authorized 200,000,000 shares;
     27,832,703 and 27,444,572 shares issued and outstanding
                                                                                 28                27
  Additional paid-in capital                                                 64,631            64,091
  Accumulated deficit                                                       (31,674)          (32,733)
  Net unrealized holding loss on marketable securities                           (8)               (8)
  Cumulative translation adjustment
                                                                             (2,085)           (1,419)
  Advances to stockholders                                                     (687)             (887)
  Unearned compensation                                                        (200)             (252)
                                                                         -----------       -----------
Total stockholders' equity                                                   30,005            28,819
                                                                         ------------      ------------
Total liabilities and stockholders' equity                               $   41,646        $   38,878
                                                                         ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                               Object Design Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                     1998             1997                   1998           1997
                                                     ----             ----                   ----           ----
Revenues:
   Software                                         $  11,570      $   8,280               $ 20,818      $  14,905
   Services                                             3,948          2,651                  7,641          5,391
   Related party software and services                     84            244                    169          2,034
                                                    ---------      ---------              ---------      ---------
      Total revenues                                   15,602         11,175                 28,628         22,330
Cost of revenues:
   Cost of software                                       429            415                    792            803
   Cost of services                                     2,585          1,949                  5,132          3,822
   Cost of related party
   software and services                                   57             72                    116            235
                                                    ---------      ---------              ---------      ---------
      Total cost of revenues                            3,071          2,436                  6,040          4,860

Gross profit                                           12,531          8,739                 22,588         17,470
Operating expenses:
   Selling and marketing                                8,101          5,672                 15,073         10,528
   Research and development                             2,076          1,864                  4,008          3,978
   General and administrative                           1,435          1,119                  2,761          2,231
                                                    ---------      ---------              ---------      ---------
      Total operating expenses                         11,612          8,655                 21,842         16,737

   Operating income                                       919             84                    746            733

Other income, net                                         230            411                    430            737

Income before income taxes                              1,149            495                  1,176          1,470
Provision for income taxes                                115             48                    117             97
                                                    ---------      ---------              ---------      ---------
Net income                                             $1,034       $    447               $  1,059       $  1,373
                                                    =========      =========              =========      =========

Net income per share-Basic                           $   0.04       $   0.02               $   0.04       $   0.05
Weighted average number of
common shares outstanding                              27,780         26,720                 27,655         26,736

Net  income per share- Diluted                       $   0.04       $   0.02               $   0.04       $   0.05
Weighted average number of
common and dilutive common
equivalent shares                                      29,004         28,795                 29,014         28,952


The accompanying notes are an integral part of the consolidated financial statements.

                               Object Design Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                            Six Months Ended June 30,
                                                                              1998               1997
                                                                           ---------           --------
Cash flows from operating activities:
   Net income                                                              $  1,059         $   1,373
   Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                            1,117               961
     Bad debt expense                                                           308               419
     Other                                                                       66                --
Changes in operating assets and liabilities:
     Accounts receivable                                                        189            (1,185)
     Prepaid expenses and other current assets                                  (74)             (760)
     Other assets                                                                89                18
     Accounts payable and accrued expenses                                      486            (1,694)
     Deferred revenue                                                           757              (261)
                                                                          ---------         ---------
Net cash provided by (used for) operating activities                          3,997            (1,129)
                                                                          ---------         ---------

Cash flows from investing activities:
     Capital expenditures                                                   (1,366)            (1,182)
     Purchased software                                                     (1,300)                --
     Purchases of marketable securities                                     (3,564)            (4,366)
     Proceeds from maturities and sales of marketable securities              2,162             7,676
                                                                          ---------         ---------
Net cash (used for) provided by investing activities                       ( 4,068)             2,128
                                                                          ---------         ---------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                   539                496
     Repayments from shareholder advances                                      200                 --
     Principal payments on capital lease obligations                           (44)               (30)
                                                                          ---------         ---------
Net cash provided by financing activities                                      695                466
                                                                          ---------         ---------

Effect of exchange rate changes on cash                                       (596)              (620)
                                                                          ---------         ---------

Net change in cash and cash equivalents                                         28                845

Cash and cash equivalents, beginning of period                              16,345             10,952
                                                                          ---------         ---------
Cash and cash equivalents, end of period                                  $ 16,373            $11,797
                                                                          =========         =========



The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

A.       Basis of Presentation

    The consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's statements to conform to the current period presentation

    The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

B.       Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share (in thousands, except per share amounts):

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          ---------------------------     -------------------------
Basic EPS Computation                          1998          1997           1998          1997
                                               ----          ----           ----          ----
Numerator:
     Net income                            $  1,034       $   447        $ 1,059      $  1,373
Denominator:
     Common shares outstanding               27,780        26,720         27,655        26,736
                                             ======        ======         ======        ======

Basic EPS                                  $   0.04       $  0.02        $  0.04      $   0.05

Diluted EPS Computation                        1998          1997           1998          1997
                                               ----          ----           ----          ----
Numerator:
     Net income                            $  1,034       $   447        $ 1,059      $  1,373
Denominator:
     Common shares outstanding               27,780        26,720         27,655        26,736
     Stock options (dilutive)                 1,224         2,075          1,359         2,216
                                             ------        ------         ------        ------
     Total shares                            29,004        28,795         29,014        28,952
                                             ======        ======         ======        ======

Diluted EPS                                  $ 0.04       $  0.02         $ 0.04       $  0.05

     Options to purchase shares of the Company's common stock of 1,990,549 and 1,694,540 for the three and six months ended June 30, 1998, respectively, and of 311,832 and 204,831 for the three and six months ended June 30, 1997, were outstanding, but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D.        Comprehensive Income

     The Company has adopted for the year ending December 31, 1998 the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. The table below sets forth "comprehensive income" as defined by SFAS 130.

                                                            Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------         -------------------------
                                                                 1998            1997             1998             1997
                                                                 ----            ----             ----             ----

Net income                                                   $  1,034         $   447      $     1,059         $  1,373

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                      (119)            (23)            (666)            (620)
   Unrealized holding loss on securities                           --              --               --              (23)
                                                            ---------       ---------        ---------          -------
Total comprehensive expense                                     (119)            (23)            (666)            (643)
                                                            ---------       ---------        ---------          --------
Comprehensive income                                        $     915       $     424        $     393          $   730
                                                            =========       =========        =========          =======


E.       New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998, and is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein.

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

F.       Purchased Technology Transfer and Software License Transaction

   During the quarter ended June 30, 1998, the Company purchased, from an existing customer, certain technology intended to be incorporated in products to be marketed by the Company. The $2.0 million purchase price of the technology, which was paid in cash, is included in other assets and will be amortized to cost of software revenues over a period of three years. In an unrelated transaction, the same customer purchased products from the Company that accounted for $1.5 million of the Company's software license revenues during the quarter. The price and payment terms for this software license transaction were consistent with the Company's practices for transactions of this type. The Company believes that these transactions were entered into on normal commercial terms and reflects the fair value of the technology received and of the software licensed by the Company, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations:

Total Revenues. The Company's total revenues increased 39.6% from $11.2 million for the three months ended June 30, 1997 to $15.6 million for the three months ended June 30, 1998. Total revenues for the six months ended June 30, 1998 increased 28.2% to $28.6 million, up from $22.3 million for the same period last year. This growth resulted primarily from unit volume increases in ObjectStore database software licenses and service revenues.

Software Revenues. Software revenues increased 39.7% from $8.3 million for the three-month period ended June 30, 1996 to $11.6 million for the three-month period ended June 30, 1998. Software revenues increased 39.7% from $14.9 million for the six-month period ended June 30, 1997 to $20.8 million for the six-month period ended June 30, 1998. The increase was primarily due to increased volume of ObjectStore software licenses resulting from the ongoing expansion of the Company's worldwide salesforce, increased expenditures for marketing and continued market acceptance of the Company's products and technology.

Service Revenues. Service revenues increased 48.9% from $2.7 million for the three-month period ended June 30, 1997 to $3.9 million for the three-month period ended June 30, 1998. Service revenues increased 41.7% from $5.4 million for the six-month period ended June 30, 1997 to $7.6 million for the six-month period ended June 30, 1998. The increase was primarily the result of increased consulting revenues for customer deployments and training as well as increased maintenance revenues reflecting growth in the Company's installed base. The demand for the Company's consulting services has led the Company to increase the number of its consulting personnel. As a result, the Company expects its service revenues to grow in absolute dollars in future periods, but to vary as a percentage of revenue.

Related Party Software and Services. Revenues from related parties decreased from $244,000 for the three-month period ended June 30, 1997 to $84,000 for the three-month period ended June 30, 1998. For the six-month periods ended June 30, 1998 and 1997, revenues from related parties were $169,000 and $2.0 million respectively. The decrease is primarily due to the discontinuation of a joint development project in 1997 and to the fact that a single large purchase of software licenses by IBM in the first quarter of 1997 was not repeated in 1998. The Company does not expect related party software and services revenues to be material in future periods.

Revenues from International Operations. Revenues from operations of the Company's international subsidiaries as a percentage of the Company's total revenues was 37.7% for the three months ended June 30, 1998 compared with 38.9% for the corresponding period in 1997. Revenues from international operations as a percentage of total revenues for the six-month periods ended June 30, 1998 and 1997 were 37.3% and 37.5%. The increase in domestic revenues is due to increased unit volume of ObjectStore software licenses and is attributable to the expansion of the domestic sales force as well as increased customer deployments resulting in a larger installed customer base.

Cost of Software. Cost of software increased 3.4% from $415,000 for the three month period ended June 30, 1997 to $429,000 for the three month period ended June 30, 1998 and decreased as a percent of software revenues from 5.0% to 3.7% for June 30, 1997 and 1998, respectively. Cost of software decreased 1.4% from $803,000 for the six month period ended June 30, 1997 to $792,000 for the six month period ended June 30, 1998 and decreased as a percent of software revenues from 5.4% to 3.8% for the same periods, respectively. The decrease in cost of software as a percentage of software revenue reflects lower royalty costs in 1998, due in part to a change in revenue mix toward sales of ObjectStore and other products of the Company that bear lower or no third-party royalties and materials efficiencies attained from higher volume.

Cost of Services. Cost of services increased 32.6% from $1.9 million for the three month period ended June 30, 1997 to $2.6 million for the three month period ended June 30, 1998 and decreased as a percent of service revenues from 73.5% to 65.5% for the same periods. Cost of services increased 34.3% from $3.8 million for the six month period ended June 30, 1997 to $5.1 million for the six month period ended June 30, 1998 and decreased as a percent of service revenues from 70.9% to 67.2% for the same periods. The increase in cost of services reflects the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to the Company's increasing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher average utilization of consulting personnel in 1998. The Company expects cost of services to continue to grow in absolute dollars, but to vary as a percentage of service revenues.

Selling and Marketing. Selling and marketing expenses increased 42.8% from $5.7 million for the three month period ended June 30, 1997 to $8.1 million for the three month period ended June 30, 1998 and increased as a percentage of total revenues from 50.8% to 51.9% for the same periods. Selling and marketing expenses increased 43.2% from $10.5 million for the six month period ended June 30, 1997 to $15.1 million for the six month period ended June 30, 1998 and increased as a percentage of total revenues from 47.1% to 52.7% for the same periods. The increase resulted primarily from the rapid expansion of the Company's direct sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses as well as higher sales commissions associated with higher revenues. The Company intends to continue to expand its direct sales force and maintain higher levels of marketing investments throughout 1998 and as a result expects selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

Research and Development. Research and development expenses increased 11.4% from $1.9 million for the three month period ended June 30, 1997 to $2.1 million for the three month period ended June 30, 1998, but decreased as a percent of total revenues from 16.7% to 13.3% for the same periods, respectively. Research and development expense was $4.0 million for both of the six months ended June 30, 1997 and 1998, but decreased as a percentage of total revenues from 17.8% to 14.0% for the same periods, respectively. The increase was due to increased staff and investments in new technologies as well as continued enhancements to existing products. The six months ended June 30, 1997 include a nonrecurring charge for purchased in-process technology of $150,000. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance ObjectStore and related products and to develop new products for component-based computing applications but may vary as a percentage of revenue.

General and Administrative. General and administrative expenses increased 28.2% from $1.1 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998 and decreased as a percentage of revenue from 10.0% to 9.2%. General and administrative expenses increased 23.8% from $2.2 million for the six months ended June 30, 1997 to $2.8 million for the six months ended June 30, 1998, and decreased slightly from 10.0% to 9.6% of total revenues. The increase in dollar amounts is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

Other Income. Other income decreased 44.0%, from $411,000 for the three-month period ended June 30, 1997 to $230,000 for the corresponding period in 1998. Other income decreased 41.7% from $737,000 for the six-month period ended June 30, 1997 to $430,000 for the corresponding period in 1998. The decrease was largely the result of lower rates of return on cash and investments.

Provision for Income Taxes. The Company's effective tax rates for the three-month periods ended June 30, 1997 and 1998 were 9.7% and 10.0%, respectively. The Company's effective tax rates for the six-month periods ended June 30, 1997 and 1998 were 6.6% and 10.0%, respectively. These effective tax rates reflect an alternative minimum tax provision for federal taxes and certain state taxes. The effective tax rate in all periods is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

   At June 30, 1998, the Company's principal sources of liquidity included $20.3 million of cash and cash equivalents and short-term investments and an $2.0 million revolving line of credit which expires in December 1999. No borrowings were outstanding under the line of credit during the six-month period ended June 30, 1998, but letters of credit in the amount of $550,000 issued for the account of the Company under the line of credit were outstanding at that date.

   Net cash provided by operating activities was $4.0 million for the six months ended June 30, 1998, as compared to $1.1 million used for operating activities in the corresponding period in 1997. The increase in cash provided was primarily the result of improvement in cash generated from working capital accounts. The increase in working capital was due to improvement in accounts receivable, decreased prepaid expenses and increased deferred revenue associated with maintenance billings and accrued expenses

   The Company's investing activities used $4.1 million of cash for the six months ended June 30, 1998 compared with cash provided by the Company's investing activities of $2.1 million in 1997. The decrease was attributable primarily to the net purchase of $1.4 million of marketable securities in 1998, compared to the net sale of $3.3 million of marketable securities in 1997 and a $1.3 million purchase of technology in 1998.

   The Company's financing activities provided $695,000 and $466,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 was the result of repayments of shareholder advances and higher proceeds from employee stock plans.

   The Company believes that its current cash, cash equivalents, marketable securities, bank facilities and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements for the next twelve months.

International Operations: Exchange Rate Fluctuations

   Fluctuations in exchange rates can adversely affect the Company's results of operations and financial position. The financial statements of the Company's international subsidiaries, all of whose functional currencies are the local currency, are translated using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency transaction adjustments are recorded as a separate component of stockholders' equity, and also are included in reporting the Company's comprehensive income. The Company itself also engages in transactions denominated in foreign currencies. Gains and losses from these transactions, which to date have been immaterial, are reflected in the Company's results of operations. For the six-month periods ended June 30, 1998 and 1997, foreign currency translation losses reflected in stockholder's equity at the end of such periods and included in determining comprehensive income for such periods were $666,000 and $620,000, respectively. The impact of future exchange rate fluctuations on the Company's results of operations and financial condition cannot accurately be predicted. The Company does not currently engage in foreign currency hedging activities.

Year 2000 Computer Systems Compliance

   Customers of the Company have requested that the Company certify that its products are year 2000 compliant, and failure of the Company's products to be year 2000 compliant could lead to substantial liability on the part of the Company. The Company has audited its ObjectStore database management system and believes that, with the exception of certain minor administrative functions that do not affect the utility of the product, ObjectStore is year 2000 compliant in all material respects. The Company has not yet completed its audit of certain third-party software programs that are incorporated in the Company's rapid application development and enterprise integration tools. Although the Company believes, based on the nature of these programs, that it is unlikely that any of them is year 2000 non-compliant in a manner that would impair the utility of the Company's product in which it is incorporated or require the Company to incur substantial expense to correct such noncompliance, there can be no assurance that this is the case. In addition, the Company is assessing the risk of compliance of a number of computer software programs, including programs used in its internal operations to manage the Company's financial and accounting functions as well as in the Company's sales, marketing and product development activities. The Company plans to the extent necessary to correct or replace these administrative and business systems in time to avoid material problems. The inability of such programs to interpret properly data for the year 2000 and beyond could have a material adverse effect on the Company's operations. Failure by the Company to identify a year 2000 problem in its software products or in any software program used in its operations could require modification or replacement of such software. Even if all such problems are identified, resolution of the problem could require significant expenditures and might not be achievable by January 1, 2000.

   Costs incurred in the Company's year 2000 compliance effort will be expensed as incurred and are not expected to be material. Any such year 2000 problem affecting the Company's products or software programs used in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.

New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. SFAS 131 will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998, and is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On May 27, 1998, the Annual Meeting of Stockholders of Object Design, Inc. was held in Burlington, Massachusetts. An election of directors was held with the following individuals being elected to the Board of Directors of Object Design, Inc as Class II directors for a three-year term of office:

                           Total Vote for            Total Vote Withheld
                           Each Director             From Each Director

Arthur J. Marks            21,951,592                92,795
Steven C. Walske           21,958,932                85,455

Robert N. Goldman, Kevin J. Burns, Gerald B. Bay and David A. Litwack continue as Directors.

The following matter was voted upon and approved by the stockholders at the meeting:

A proposal to approve an amendment to the Company's 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder by 1,000,000.

For               Against           Abstain          No Vote

21,187,197        830,386           25,804           1,000

Item 5.  Other Information

Under the rules recently adopted by the securities and exchange Commission, proxies solicited by management in connection with the Company's 1999 annual meeting of stockholders may confer discretionary authority to vote on any shareholder proposal of which the Company did not have notice by April 12, 1999 or, if the date of the 1999 annual meeting is changed by more than thirty days from May 27, 1999, by a reasonable time before the Company mails its proxy materials for such annual meeting. The Company's By-Laws provide that the stockholder must give written notice to the Company not less than sixty days prior to the scheduled annual meeting describing any proposal to be brought before such meeting, even if such item is not included in the Company's proxy statement relating to such meeting. Such notice requirements are set forth in
Section 3 of the Company's By-Laws.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number                     Description

*3.3                       Amended and Restated Certificate of Incorporation
*3.5                       Amended and Restated By-laws of the Company
27.1                       Financial Data Schedule
27.2                       Restated Financial Data Schedule

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                OBJECT DESIGN, INC.
                                (Registrant)



August 13, 1998                 By: /s/ Robert N. Goldman
                                   ---------------------------------------------
                                    Robert N. Goldman
                                    President, Chairman of the Board



August 13, 1998                 By: /s/ Lacey P. Brandt
                                   ---------------------------------------------
                                    Lacey P. Brandt
                                    Chief Financial Officer