Form 10-Q
period 1998-09-30
OBJECT DESIGN INC
filed 1998-11-13
CIK 1014955

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                -------------------------------------------------


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

                        Yes X                      No
               --------    ---             -------    ---

The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 27,988,780.

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                          Page
------------------------------                                          ----

         Consolidated Balance Sheets as of September 30, 1998            3
         and December 31, 1997

         Consolidated Statements of Income for the three and nine        4
         months ended September 30, 1998 and September 30, 1997

         Consolidated Statements of Cash Flows for the nine months       5
         ended September 30, 1998 and September 30, 1997

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis of Financial               8
         Condition and Results of Operations

Part II - Other Information
---------------------------

         Item 1. Legal Proceedings                                      11

         Item 6. Exhibits and Reports on Form 8-K                       11

         Exhibit Index                                                  11

         Signatures                                                     12

                               OBJECT DESIGN, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                  September 30,               December 31,
                                                                      1998                        1997
                                                              -----------------------     -------------------
                                                                   (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                        $  16,810                $ 16,345
     Short term investments                                               6,200                   2,564
     Accounts receivable, net                                            13,934                  14,052
     Prepaid expenses and other current assets                            1,105                     830
                                                                      ---------                --------
Total current assets                                                     38,049                  33,791
Property and equipment, net                                               4,191                   3,915
Other assets                                                              2,910                   1,172
                                                                      ---------                --------
Total assets                                                          $  45,150                $ 38,878
                                                                      =========                ========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of capital lease obligations                      $     12                $    104
     Accounts payable                                                     2,524                   2,852
     Accrued expenses                                                     2,911                     953
     Accrued compensation                                                 2,353                   1,968
     Deferred revenue                                                     5,227                   3,946
                                                                       --------                --------
Total current liabilities                                                13,027                   9,823

Long-term capital lease obligations                                          22                     236

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; no shares issued or outstanding                                  --                      --
  Common stock, $.001 par value; authorized
     200,000,000 shares; 27,886,825 and 27,444,572
     shares issued and outstanding                                           28                      27
  Additional paid-in capital                                             64,714                  64,091
  Accumulated deficit                                                   (29,807)                (32,733)
  Unrealized gain (loss) on marketable securities                             7                      (8)
  Cumulative translation adjustment                                      (1,970)                 (1,419)
  Advances to stockholders                                                 (687)                   (887)
  Unearned compensation                                                    (184)                   (252)
                                                                       ---------               --------
Total stockholders' equity                                               32,101                  28,819
                                                                       --------                --------
Total liabilities and stockholders' equity                             $ 45,150                $ 38,878
                                                                       ========                ========


The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands,except per share data)
                                   (unaudited)

                                                  Three Months Ended                            Nine Months Ended
                                                     September 30,                                 September 30,
                                      ------------------------------------------   ---------------------------------------------
                                                     1998                  1997                   1998                  1997
Revenues:
  Software                                       $ 11,415             $   9,842               $ 32,234              $ 24,747
  Services                                          5,129                 3,008                 12,770                 8,399
  Related party software and services                  84                   165                    252                 2,199
                                                 --------             ---------               --------              --------
     Total revenues                                16,628                13,015                 45,256                35,345
Cost of revenues:
  Cost of software                                    457                   319                  1,249                 1,122
  Cost of services                                  2,543                 2,226                  7,675                 6,048
  Cost of related party software
     and services                                      57                    59                    173                   294
                                                 --------             ---------               --------              --------
     Total cost of revenues                         3,057                 2,604                  9,097                 7,464

Gross profit                                       13,571                10,411                 36,159                27,881
Operating expenses:
  Selling and marketing                             8,073                 6,784                 23,146                17,312
  Research and development                          2,248                 1,796                  6,256                 5,774
  General and administrative                        1,443                 1,216                  4,204                 3,447
                                                 --------             ---------               --------              --------
     Total operating expenses                      11,764                 9,796                 33,606                26,533

Operating income                                    1,807                   615                  2,553                 1,348
Other income, net                                     267                   310                    697                 1,047
                                                 --------             ---------               --------              --------
Income before income taxes                          2,074                   925                  3,250                 2,395
Provision for income taxes                            207                    --                    324                    97
                                                 --------             ---------               --------              --------
Net income                                       $  1,867             $     925               $  2,926              $  2,298
                                                 ========             =========               ========              ========

Net income per share-basic                       $   0.07             $    0.03               $   0.11              $   0.09
Weighted average common
  shares outstanding-basic                         27,863                27,203                 27,724                26,983

Net income per share-diluted                     $   0.06             $    0.03               $   0.10              $   0.08
Weighted average common
  shares outstanding-diluted                       29,059                29,289                 29,033                29,150

The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                              ----------------------------------------
                                                              Sept. 30,                      Sept. 30,
                                                                1998                           1997
                                                              ---------                      ---------

Cash flows from operating activities:
Net income                                                       $ 2,926                         $ 2,298
Adjustments to reconcile net income
   to net cash provided by (used for) operating
   activities:
   Depreciation and amortization                                   1,746                           1,530
   Bad debt provision                                                411                             165
   Other                                                             131                             107
Changes in operating assets and liabilities:
   Accounts receivable                                              (143)                         (3,702)
   Prepaids and other current assets                                (314)                           (705)
   Other assets                                                       66                            (484)
   Accounts payable and accrued expenses                           1,938                             170
   Deferred revenue                                                1,239                            (523)
                                                                 -------                        --------

Net cash provided by (used for) operating activities               8,000                          (1,144)
                                                                 -------                        --------

Cash flows from investing activities:
   Capital expenditures                                           (1,902)                         (2,143)
   Purchased technology                                           (2,000)                             --
   Purchases of marketable securities                             (5,837)                         (5,400)
   Proceeds from sale/maturities of marketable securities          2,201                          12,246
                                                                 -------                        --------

Net cash (used for) provided by investing activities              (7,538)                          4,703
                                                                 -------                        --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                           623                             562
   Repayments from shareholder advances                              200                               -
   Principal payments on capital lease obligations                  (61)                           (107)
                                                                 -------                        --------

Net cash provided by financing activities                            762                             455
                                                                 -------                        --------

Effect of exchange rate changes on cash                            (759)                         (1,118)
                                                                 -------                        --------
Net increase in cash and cash equivalents                            465                           2,896
Cash and cash equivalents, beginning of period                    16,345                          10,952
                                                                 -------                        --------

Cash and cash equivalents, end of period                         $16,810                         $13,848
                                                                 =======                        ========


The accompanying notes are an integral part of the consolidated financial statements.

Object Design, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts):

A.       Basis of Presentation

    The consolidated financial statements include the accounts of Object Design, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's statements to conform to the current period presentation. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

B.       Net Income Per Share

The following is a calculation of earnings per share:

                                        Three Months                            Nine Months
                                       Ended Sept. 30,                         Ended Sept. 30,
                                  1998                 1997                1998            1997
                                  ----                 ----                ----            ----
Basic
Net income                    $  1,867              $   925             $ 2,926         $ 2,298
Weighted average shares         27,863               27,203              27,724          26,983
Net income per share-basic    $   0.07              $  0.03             $  0.11         $  0.09

                                  1998                 1997                1998            1997
                                  ----                 ----                ----            ----
Diluted
Net income                    $  1,867              $   925             $ 2,926         $ 2,298
Weighted average shares         27,863               27,203              27,724          26,983
Weighted common stock
  equivalents                    1,196                2,086               1,309           2,167
                              --------              -------             -------         -------
Total weighted shares-diluted   29,059               29,289              29,033          29,150

Net income per share-diluted  $   0.06              $  0.03             $  0.10         $  0.08


Options to purchase 1,894,095 and 1,675,798 shares of the Company's common stock that were outstanding for the three and nine month periods ended September 30, 1998 and options to purchase 113,448 and 174,036 shares of the Company's common stock that were outstanding for the three and nine month periods ended September 30, 1997, were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

C.        Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. The table below sets forth "comprehensive income" as defined by SFAS 130.

                                                  Three Months Ended Sept. 30       Nine Months Ended Sept. 30,
                                                  ---------------------------       ---------------------------
                                                         1998          1997             1998             1997
                                                         ----          ----             ----             ----

Net income                                           $  1,867       $   925          $ 2,926          $ 2,298

Other comprehensive income (expense), net of tax:
   Cumulative translation adjustments                     115          (513)            (551)          (1,133)
   Unrealized gain (loss) on investments                   15            10               15              (13)
                                                     --------       -------         --------         --------
Total other comprehensive income (expense)                130          (503)            (536)          (1,146)
                                                     --------       -------         --------         --------
Comprehensive income                                 $  1,997       $   422         $  2,390         $  1,152
                                                     ========       =======         ========         ========

Object Design, Inc.
Notes to Consolidated Financial Statements - continued
(in thousands, except per share amounts):

D.       New Accounting Standards

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

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

E.       Subsequent Events

   In October 1998, the Board of Directors approved a one-for-one stock option exchange program that provided employees the opportunity to exchange stock options previously granted under the Company's 1997 Non-qualified Stock Option Plan and the 1996 Incentive Stock Option Plan for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $3.94 based upon the closing price of the Company's stock as reported by NASDAQ on October 28, 1998 the effective date of the exchange and vest in equal annual installments over four years.

   On November 9, 1998, the Board of Directors approved a stock repurchase program that plan authorizes the Company to acquire up to 2,000,000 shares of its common stock. Such purchases would be made in the open market from time to time. There is no set time limit on the repurchases and, except for reissuances in connection with employee stock programs, there are no other specific plans for shares that might be purchased.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations:

Total Revenues. The Company's total revenues increased 27.8% to $16.6 million for the three-month period ended September 30, 1998 from $13.0 million for the same period in 1997. Total revenues for the nine months ended September 30, 1998 increased 28.0% to $45.3 million from $35.3 million for the same period last year.

Software Revenues. Software revenues increased 16.0% to $11.4 million for the three-month period ended September 30, 1998 from $9.8 million for same period in 1997. Software revenues increased 30.3% to $32.2 million for the nine-month period ended September 30, 1998 from $24.7 million for the nine-month period ended September 30, 1997. These increases were primarily due to increased volume of ObjectStore software licenses and the introduction of PSE Pro in the second quarter of 1998.

Service Revenues. Service revenues increased 70.5% to $5.1 million for the three-month period ended September 30, 1998 from $3.0 million for the same period in 1997. Service revenues increased 52.0% to $12.8 million for the nine-month period ended September 30, 1998 from $8.4 million for the same period in 1997. The increase was primarily the result of increased maintenance revenues, reflecting growth in the Company's installed base, as well as growing demand for the Company's consulting services for customer deployments and other services.

Related Party Software and Services Revenue. Revenues from related parties were $84,000 and $252,000 for the three and nine-month periods ended September 30, 1998 compared to $165,000 and $2.2 million for the three-month and nine months ended September 30, 1997. Revenues from related parties declined in 1998 primarily due to a large software purchase in the first quarter of 1997 that was not repeated in 1998. The decrease in revenue for the three months ended September 30, 1998 from the same period in 1997 reflects lower services provided.

International Revenues The Company's revenues from international subsidiaries increased to $6.6 million or 39.7% of total revenues for the three months ended September 30, 1998 from $3.7 million or 28.3% of total revenues for the same period last year. International revenues increased to $17.9 million or 39.4% of total revenues for the nine months ended September 30, 1998 from $11.0 million or 31.0% of total revenues for the same period in 1997. The Company expects international revenues in future periods to fluctuate as a percentage of total revenues.

Cost of Software. Cost of software increased 43.3% to $457,000 for the three-month period ended September 30, 1998 from $319,000 for the same period in 1997 and increased to 4.0%. of software revenues from 3.2% for the same period in 1997. Cost of software increased to $1.3 million for the nine-months ended September 30, 1998 from $1.1 million in the same period in 1997, but decreased as a percentage of software revenues to 3.9% from 4.5% for the same periods, respectively. The increase in dollar amount reflects the direct costs associated with higher ObjectStore revenues in 1998. The variability as a percentage of software revenues reflects the variability of the revenue mix, since only certain products bear royalty costs, and fluctuations in costs for packaging and other material costs relating to new product releases.

Cost of Services. Cost of services increased 14.2% to $2.5 million for the three month period ended September 30, 1998 from $2.2 million for the same period in 1997 and decreased as a percent of service revenues to 49.6% from 74.0% for the same periods, respectively. Cost of services increased 26.9% to $7.6 million for the nine-month period ended September 30, 1998 from $6.0 million for the same period in 1997 and decreased as a percentage of service revenues to 60.0% from 72.0% for the same periods, respectively. The increase in dollar amount reflects the growth in staffing necessary to generate and support increased worldwide service revenue and provide customer support to the Company's increasing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher average utilization of consulting personnel in 1998. The Company expects cost of services to continue to grow in absolute dollars.

Cost of Related Party Software and Services Revenue. The cost of related party software and services revenue were $57,000 and $59,000 for the three months ended September 30, 1998 and 1997. The cost of related party software and services revenue were $173,000 and $294,000 for the nine months ended September 30, 1998 and 1997. The decrease in costs reflects decreased services provided and costs associated with the large software purchase in 1997 not repeated in 1998.

Selling and Marketing. Selling and marketing expenses increased 19.0% to $8.1 million for the three month period ended September 30, 1998 from $6.8 million for the same period in 1997 and decreased as a percentage of total revenues to 48.6% from 52.1% for the same periods, respectively. Selling and marketing expenses increased 33.7% to $23.1 million for the nine months ended September 30, 1998 from $17.3 million for the same period in 1997 and increased as a percentage of total revenues to 51.1% from 49.0% for the same periods, respectively. The increase in dollar amount resulted primarily from continued expansion of the Company's sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses as well as higher sales commissions associated with higher revenues. The Company intends to continue to expand its sales force and maintain higher levels of marketing investments throughout the next year and as a result expects selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

Research and Development. Research and development expenses increased 25.5% to $2.2 million for the three-month period ended September 30, 1998 from $1.8 million for the same period in 1997, but decreased slightly as a percent of total revenues to 13.5% from 13.8% for the same periods, respectively. Research and development expense increased 8.3% to $6.3 million for the nine months ended September 30, 1998 from $5.8 million for the same period in 1997, and decreased as a percentage of total revenues to 13.8% from 16.3% for the same periods, respectively. The expense increase was due principally to the addition of personnel, depreciation of capital expenditures and related overhead expenditures for enhancements to existing products as well as the development of new products. The Company expects that research and development expenses will increase in dollar amount in future periods as the Company continues to enhance the ObjectStore enterprise database and the development of new products such as PSE Pro and EXcelon.

General and Administrative. General and administrative expenses increased 18.7% to $1.4 million for the three months ended September 30, 1998 from $1.2 million for the same period in 1997 and decreased as a percentage of total revenues to 8.7% from 9.3% for the same periods, respectively. General and administrative expenses increased 22.0% to $4.2 million for the nine months ended September 30, 1998 from $3.4 million for the nine months ended September 30, 1997, and decreased slightly from 9.8% to 9.3% of total revenues for both periods. The increase in dollar amount is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

Other Income. Other income decreased 13.5%, to $267,000 for the three-month period ended September 30, 1997 from $310,000 for the corresponding period in 1997. Other income decreased to 33.3% to $697,000 for the nine-month period ended September 30, 1998 from $1.0 million for the corresponding period in 1997. The decrease was largely the result of lower rates of return on cash and investments.

Provision for Income Taxes. The Company's effective tax rate of 10.0% for three and nine months ended September 30, 1998 and 4.0% for the nine months ended September 30, 1997 reflects an alternative minimum tax provision for federal taxes and certain state and foreign taxes. The effective tax rate in all periods presented is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources

   At September 30, 1998, the Company's principal sources of liquidity included $23.0 million of cash and short-term investments and an $2.0 million revolving line of credit which expires in November 1998. The Company expects to renew the line of credit at terms similar to the existing agreement. No borrowings were outstanding under the line of credit during the nine-month period ended September 30, 1998, but letters of credit in the amount of $550,000 issued for the account of the Company under the line of credit were outstanding at that date.

   Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 1998, as compared to $1.1 million used for operating activities in the corresponding period in 1997. The increase in cash provided was primarily the result of improvement in accounts receivable collections, increased deferred revenue associated with maintenance billings and increased accrued expenses.

   The Company's investing activities used $7.5 million of cash for the nine months ended September 30, 1998 compared with cash provided by the Company's investing activities of $4.7 million in corresponding period in 1997. The increased use of cash was attributable primarily to the net purchase of $3.6 million of marketable securities in 1998, compared to the net sale of $6.8 million of short term-investments in 1997, and to a $2.0 million purchase of technology in 1998.

   The Company's financing activities provided $762,000 and $455,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in 1998 was primarily the result of repayments of shareholder advances and higher proceeds from employee stock plans.

   The Company believes that its current cash, marketable securities, and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements for the next twelve months.

International Operations: Exchange Rate Fluctuations

   Fluctuations in exchange rates can adversely affect the Company's results of operations and financial position. The financial statements of the Company's international subsidiaries, all of whose functional currencies are the local currency, are translated using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity, and also are included in reporting the Company's comprehensive income. The Company itself also engages in transactions denominated in foreign currencies. Gains and losses from these transactions, which to date have been immaterial, are reflected in the Company's results of operations. For the nine-month periods ended September 30, 1998 and 1997, foreign currency translation losses reflected in stockholder's equity at the end of such periods and included in determining comprehensive income for such periods were $551,000 and $1.1 million, respectively. The impact of future exchange rate fluctuations on the Company's results of operations and financial condition cannot accurately be predicted. The Company does not currently engage in foreign currency hedging activities.

Year 2000  Compliance

   The Company is in the process of reviewing its current product offerings for Year 2000 compliance and believes that, with the exception of certain minor administrative functions that do not affect the utility of the product, such products are Year 2000 compliant in all material respects. The Company is conducting only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Most of these untested products are previous releases of current offerings and can be upgraded to achieve Year 2000 compliance. Testing of certain third-party software programs that are incorporated in the Company's rapid application development and enterprise integration tools is not complete and is expected to be complete in early 1999.

   The Company is also assessing the risk of compliance of a number of computer software programs, including programs used in its internal operations to manage the Company's financial and accounting functions as well as in the Company's sales, marketing and product development activities. Any year 2000 failure of third party software or systems utilized in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Such software and systems will either be upgraded for compliance or alternative sources will be identified to avoid material problems. This process is expected to be complete in early 1999.

   Costs incurred in the Company's year 2000 compliance effort will be expensed as incurred. To date, the Company has not incurred material costs to remediate Year 2000 issues and while the Company's Year 2000 compliance evaluation is not yet complete, the Company does not at this time foresee a material impact on its business or operating results from the Year 2000 problem. The Company cannot, of course, predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties with whom it does not have a direct relationship. In particular, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro, making the Euro their common legal currency on that date. Following the introduction of the Euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the Euro. The resultant Euro-denominated amount will then be converted into the second legacy currency.

  The Company is currently evaluating the business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversions and the effect on market risk with respect to financial instruments. At this time, management has not completed its assessment of the impact of the conversion.

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

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

Certain Factors That May Affect Future Results

    From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward looking statements" which involve risks and uncertainties. The words "expect", "anticipate", "internal", "plan", "believe," "seek", "estimate" and similar statements are intended to identify such forward looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's future shipments, revenue and expense levels and profitability, as well as the sufficiency of capital to meet working capital and capital expenditure requirements, may be forward-looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause the Company's future results to differ materially from those expressed in any forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about the basis for those assumptions and the factors that may cause actual results to vary from such forward-looking statements are contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report on Form 10-K, which section is incorporated herein by reference.

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

b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OBJECT DESIGN, INC.


November 13, 1998                           By: /s/ Robert N. Goldman
                                                ----------------------------
                                            Robert N. Goldman
                                            President, Chairman of the Board



November 13, 1998                           By: /s/ Lacey P. Brandt
                                                ----------------------------
                                            Lacey P. Brandt
                                            Chief Financial Officer