Form 10-K
period 1998-12-31
OBJECT DESIGN INC
filed 1999-03-31
CIK 1014955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998       Commission File Number 0-21041

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _________

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 1999 as reported by the NASDAQ National Market, was approximately $118,749,795. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and holder of 10% or more of the voting stock of the Registrant is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

              As of March 1, 1999, the Registrant had outstanding
                       28,115,353 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Certain portions of our Definitive Proxy Statement for our 1999 Annual Meeting
       of Stockholders are incorporated by reference into Part III of this
                          Annual Report on Form 10-K.

                                     PART I

Item 1. Business
        --------

Object Design, Inc. is a provider of enterprise and embedded data management solutions, including object-oriented and eXtensible Markup Language ("XML") data management solutions, and support services to companies throughout the world. Customers use our products as the data management solution for a wide variety of products, systems and applications, ranging from commercial Web sites, telecommunications network management systems, large-scale financial trading systems, to high-performance mobile computing applications and XML, internet and intranet enterprise applications. Our products are designed to provide high-performance data management, while maintaining data integrity and security, in both stand-alone and multi-tier distributed computing environments. Our products are marketed and sold worldwide through our direct sales force, systems integrators, independent software vendors, international distributors and other channel partners.

Our products have been deployed in telecommunications, publishing, finance, consumer electronics, engineering analysis, manufacturing and Internet/Intranet applications where rigorous requirements for high performance, reliability, concurrency and scalability must be met. The open architecture of our products provides compatibility with a wide range of third-party applications, tools and programming languages. Our products operate on standard industry hardware platforms and operating systems such as Windows 95, Windows NT and UNIX.


Products

Our core data management product offerings include: ObjectStore, our enterprise object database management system; eXcelon, an XML data server; and ObjectStore PSE Pro, a suite of "small footprint" embeddable databases that can be used either to prototype ObjectStore applications or as the data management solution for embedded systems. Each of these products is designed to help customers gain competitive advantage in the marketplace, offering critical benefits including high-performance, which is vital for today's demanding enterprise applications; scalability, so customers can easily migrate their applications from single-user to large-scale deployment; portability, so customers can deploy their applications across all major computing platforms; and fast time-to-market.


ObjectStore

ObjectStore is an object-oriented database management system used by companies throughout the world for applications ranging from high-performance e-commerce Web sites, to global telecommunications systems and enterprise Java and C++ applications. One of the attributes that makes ObjectStore different from all other databases is its patented Cache-Forward(TM) architecture. This architecture maximizes application performance while reducing network traffic, thus enabling applications to scale up to serve large volumes of users without congesting the network.

ObjectStore includes a variety of features designed to support enterprise computing applications, including support for distributed databases, two-phase commit, on-line distributed backup and recovery, replication, automatic failover, distributed archive logging and event notification. ObjectStore includes development application program interfaces (APIs) for Java, C++ and ActiveX.

We offer a full line of rapid database development tools to support developers creating ObjectStore-based enterprise applications, including:

o ObjectStore Inspector--A graphical browser that enables users to view, query and edit data stored in ObjectStore.

o ObjectStore Blueprint--A Rational Rose extension that enables developers to visually define and generate ObjectStore schema.

o Object Managers--A series of ready-to-use components for enhancing Java and C++ applications with support for persistent multimedia, time series, spatial, XML and text document data.

o ObjectStore Performance Expert--A performance analysis and monitoring tool that allows developers and database administrators to graphically view performance-related information about ObjectStore servers and clients.

o Database Designer and Component Wizard--Tools that help developers create the database infrastructure of their applications. The Database Designer is a graphical database design tool and the Component Wizard uses the database design to automatically generate reusable ObjectStore-ready C++ and Java components.

We also provide a full line of enterprise integration tools, including:

o ObjectStore DBconnect--A connectivity product that allows object-oriented applications to integrate ObjectStore data with data stored in relational databases from Oracle, Sybase, Informix, IBM and Microsoft.

o ObjectStore Active Toolkit--Provides an OLE DB interface to ObjectStore to ease integration with Microsoft tools.

o ObjectForms--A development tool for building ObjectStore-based data-driven Web applications.


eXcelon

eXcelon is an XML data server that enables companies to build enterprise Web applications using XML, a new universal data standard from the World Wide Web Consortium (W3C). A beta version of eXcelon was introduced in November 1998. The product was released for general availability in March 1999.

eXcelon is a high-performance, highly scalable data server that stores, caches and delivers all information to enterprise applications and Web servers in XML format. eXcelon is designed to be an easy-to-use, general-purpose solution that works with all data sources, application servers and client software. Customers can use eXcelon in conjunction with existing data sources, such as relational databases, or as a complete data management system for new XML-based applications.


ObjectStore PSE Pro

ObjectStore PSE Pro is a suite of "small footprint" embeddable database management systems including ObjectStore PSE Pro for Java and ObjectStore PSE Pro for C++. They can be used to prototype ObjectStore applications or to serve as the data management solution for embedded systems. ObjectStore PSE Pro also includes a set of visual development tools, that allows developers to get their embedded applications up and running quickly and easily. The suite is fully compatible with the ObjectStore enterprise edition, making it easy for developers to scale up their applications from small devices, to desktop computers and all the way up to workgroup and enterprise servers.


Services

Training and consulting. We hold training courses at our various locations around the world or at customer sites. We currently offer a schedule of eleven different training courses covering subjects ranging from introductory ObjectStore programming to advanced topics such as database performance tuning and object-oriented computing application design using our products. We also provide fee-based consulting services to our customers in the form of project-based on-site services designed to provide assistance at key points in a customer's product development cycle.

Support Services. Maintenance and support contracts are offered with the initial software license and typically are renewable on an annual basis. Maintenance and support fees are set as a fixed percentage of the current list price of the product. Support services include maintenance of our software products in accordance with specifications contained in the user's guide for such products and access to technical support personnel.


Product Development

We believe that our future will depend in large part on our ability to maintain and enhance our leadership in object-data management technology and develop new products that meet an expanding range of customer requirements. Our research and development organization is divided into teams consisting of development engineers, quality assurance, testing and porting engineers, and technical writers. Product definition is based on a consolidation of requirements from existing and prospective customers and from our technical support, product management and engineering groups. As of December 31, 1998, there were 68 employees on our research and development staff. Research and development expenditures during 1998, 1997, and 1996 were $8.6 million, $7.7 and $7.5 million, respectively, and represented 14%, 16% and 20% of our total revenues, respectively.

Sales and Marketing

We employ a multi-channel sales and marketing strategy, using direct sales, systems integrators, independent software vendors, distributors and other channel partners to address our global market.

Direct Sales. We rely principally on the direct sales of our products. Our direct sales force is organized in teams consisting of field sales representatives and technical sales support representatives. As of December 31, 1998, our direct sales force included 122 employees in 22 locations worldwide.

Channel Partner Programs. We conduct programs aimed at attracting systems integrators, independent software vendors and resellers that can complement our direct sales force and broaden the worldwide penetration of our products. Our systems integration partners include Alta Software, Andersen Consulting, Cambridge Technology Partners, Deloitte & Touche, IXL Enterprises, Perot Systems, Strategic Technology Resources and U.S. Web. We intend to significantly expand our channel partner programs to attract additional channel partners to market and distribute our eXcelon product that was released for general availability in March 1999.

International Distributors. In certain international markets, we use third party distributors and resellers that are supported by our sales organization. Approximately 2.3%, 4.2% and 12.7% of our total revenues were derived from sales to international distributors in 1998, 1997 and 1996, respectively. We intend to increase the number of international distributors to broaden our international market presence.

In support of our sales and marketing efforts, we conduct sales training courses, targeted marketing programs including direct mail, trade shows, public relations, advertising and seminars, and ongoing customer and third party communications programs. We also seek to stimulate interest in our products and services through speaking engagements, white papers, technical notes and other publications. We maintain a Web site at http://www.objectdesign.com where potential customers can obtain information about our products.


Customers

In the last several years we have increased our focus on the Internet and Intranet computing markets. As a result, companies from a broad range of industries have successfully deployed ObjectStore-based Java and C++ applications. Successful deployments have occurred among companies of all sizes, in industries including computer retail, Web publishing and personalization services, Web e-commerce, energy services, media, and financial services. We have also realized continued success in the embedded software and telecommunications markets. With the introduction of the new eXcelon product, we expect to further expand our customer base to include companies seeking to deploy XML-based applications. All of these applications have in common the requirements for speed of data access, and use of rich data types. No customer accounted for 10% or more of revenue during the years of 1998, 1997 and 1996.


Backlog

We maintain no material backlog because business, typically, is booked and shipped in the same quarter.


Competition

The market in which we compete is intensely competitive, highly fragmented, and characterized by rapidly changing technology and standards. Our current and prospective competitors offer a variety of database solutions, including: object databases available from Computer Associates, Gemstone, Objectivity, Poet, Versant and Ardent; relational databases available from Computer Associates, IBM, Informix, Microsoft, Oracle and Sybase; extended-relational and object-relational databases available from IBM, Informix and Oracle; object-to-relational middleware mapping tools such as the Java Blend product by Sun Microsystems; and other specialized databases such as on-line analytical processing databases. In addition, we expect to experience increased competition from established vendors of relational database systems that have recently offered extended-relational, object-relational or object-oriented database solutions.

We expect additional competition from existing competitors and from a number of other companies that may enter our existing and future markets. The additional competition could adversely affect our business, results of operations and financial condition. Some of our current and potential competitors have substantially greater financial, marketing and technical resources than we have.

Proprietary Rights

We rely primarily on a combination of trade secret, copyright, patent, and trademark law and contractual provisions to protect our proprietary rights in our software products. These protections may not be adequate in certain circumstances. As of February 1999, we have two issued patents, expiring between 2011 and 2015, covering our cache forward architecture and other aspects of software technology. Competitors may independently develop technologies that are equivalent or substantially superior to our technology. In addition, patent, copyright, trademark and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As the number of software products in the industry and the number of software patents increase, we believe that software developers may become increasingly subject to infringement claims.

While no significant claims of this type have been asserted against us, there can be no assurance that such claims will not be asserted against us with respect to existing or future products or that we would prevail against any such claims that were asserted. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail. While we believe that our products do not infringe other parties' patents, copyrights, trade secrets, trademarks and other proprietary rights, it cannot be certain that our products are not doing so. Infringement of valid third party patents, copyrights, trade secrets, trademarks and other proprietary rights could have an adverse effect on our business and results of operations. With respect to an increasing number of products offered, we rely on "Shrink-wrap" and "Click-wrap" licenses not signed by the licensee to protect our proprietary rights. "Shrink-wrap" and/or "Click-wrap" licenses may be unenforceable under the laws of certain jurisdictions.


Employees

As of December 31, 1998, we employed 317 full-time employees, including 68 in research and development, 135 in sales and marketing, 82 in professional services and customer support, and 32 in finance and administration. None of our employees are represented by a labor union and we consider our employee relations to be good.


Item 2.  Properties
         ----------

Our corporate headquarters is located in Burlington, Massachusetts, consisting of approximately 60,000 square feet of office space under a lease expiring in February 2003. We also lease sales offices in 22 locations worldwide. We believe that our existing facilities and offices and additional space available to us are adequate to meet our requirements over the next twelve months.


Item 3.  Legal Proceedings
         -----------------

As of the date of this Annual Report on Form 10-K, we are not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on our results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 1998.

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters
         ----------------------------------------------

Our Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol "ODIS." The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by NASDAQ.


                          High        Low
                          ----        ---
1998
First Quarter            $7.88      $4.88
Second Quarter            7.75       5.03
Third Quarter             7.94       5.13
Fourth Quarter            7.50       3.94

                          High        Low
                          ----        ---
1997
First Quarter           $12.00       $5.38
Second Quarter            9.13        4.75
Third Quarter             9.88        6.75
Fourth Quarter           11.75        7.75

At December 31, 1998, there were approximately 191 holders of record of our Common Stock. This number does not include beneficial owners for whom shares were held in a "nominee" or "street" name. We believe that there are at least 400 beneficial owners of our Common Stock. We have never paid cash dividends on our Common Stock. The current policy of our Board of Directors is to retain all earnings for our continued growth.

Item 6.  Selected Financial Data
         -----------------------

The following table summarizes certain selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                             Selected Financial Data
                      (in thousands, except per share data)

                                               1998      1997       1996      1995       1994
                                               ----      ----       ----      ----       ----
    Statement of Operations Data:
    Revenues                                $62,358   $47,265    $38,339   $32,706   $ 25,489
    Operating income (loss)                   4,380      (436)     1,240   (10,406)   (12,387)
    Net income (loss)                         4,823       800        520   (10,282)   (12,021)
    Earnings (loss) per share
       Basic                                   0.17      0.03       0.03     (4.59)     (5.85)
       Diluted                                 0.17      0.03       0.02     (4.59)     (5.85)

    Balance Sheet Data:
    Working capital                         $25,897   $23,968    $24,225    $ (990)  $    790
    Total assets                             48,992    38,878     38,461    17,154     25,629
    Long-term obligations                        18       236        120       476        858
    Total stockholders' equity (deficit)     34,751    28,819     28,233   (32,756)   (24,314)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Overview

Object Design, Inc. is a provider of enterprise and embedded data management solutions, including object-oriented and eXtensible Markup Language ("XML") data management solutions, and support services to companies throughout the world. Our customers use our products as the data management solution for a wide variety of products, systems and applications, ranging from commercial Web sites, telecommunications network management systems, large-scale financial trading systems, to high-performance mobile computing applications and XML, internet and intranet enterprise applications. Our products are designed to provide high-performance data management, while maintaining data integrity and security, in both stand-alone and multi-tier distributed computing environments. Our products are marketed and sold worldwide through our direct sales force, systems integrators, independent software vendors, international distributors and other channel partners.


Results of Operations

The following is an overview of our results of operations:

o Total revenue was $62.4 million for 1998, $47.3 million for 1997 and $38.3 million for 1996.
o Our year-over-year total revenue growth rate increased to 31.9% in 1998 from 23.3% in 1997 and was 17.2% in 1996.
o Our net income increased to $4.8 million in 1998 from $0.8 million in 1997 and $0.5 million in 1996.

The following table sets forth certain consolidated financial data as a percentage of our total revenues for each of the three years ended December 31, 1998.



                                                          1998    1997     1996
                                                          ----    ----     ----
        Revenues:
          Software                                          71%     71%      67%
          Services                                          28      24       26
          Related party software and services                1       5        7
                                                          ----    ----     ----
             Total revenues                                100     100      100
                                                          ----    ----     ----
        Cost of revenues:
          Cost of software                                   2       3        4
          Cost of services                                  16      18       18
          Cost of related party software and services        1       1        1
                                                          ----    ----     ----
             Total cost of revenues                         19      22       23
                                                          ----    ----     ----
        Gross profit                                        81      78       77
        Operating expenses:
          Selling and marketing                             51      53       45
          Research and development                          14      16       20
          General and administrative                         9      10        9
                                                          ----    ----     ----
             Total operating expenses                       74      79       74

        Operating income (loss)                              7      (1)       3
        Other income                                         2       3        1
                                                          ----    ----     ----
        Income before income taxes                           9       2        4
        Provision for income taxes                           1      --       --
                                                          ----    ----     ----
        Net income                                           8%      2%       4%
                                                          ====    ====     ====


1998 Compared to 1997

Software Revenues. Software revenues increased 31.2%, to $44.0 million in 1998 from $33.6 million in 1997. The increase was primarily due to increased volume of ObjectStore software licenses and the continued market acceptance of our products.

Services Revenues. Services revenues increased 57.6%, to $18.0 million in 1998 from $11.4 million in 1997. The higher services revenue included increased consulting revenues relating to customer deployments and higher billable utilization of consulting personnel in 1998, as well as increased maintenance revenues, reflecting growth in our installed base. Growing demand for our consulting services has led us to increase the number of our consulting personnel. As a result, we expect that our services revenues will grow in absolute dollars in future periods, but may fluctuate as a percentage of total revenues.

Related Party Software and Services Revenues. Revenues from related parties decreased to $0.3 million in 1998 from $2.3 million in 1997. The decrease was primarily due to the fact that a large software purchase by IBM in the first quarter of 1997 that was not repeated in 1998, and to the discontinuation in 1997 of a joint development project with IBM. We expect related party software and services revenues to continue to decrease in significance in future periods.

Revenues from International Operations. Revenues from the operations of our international subsidiaries increased $8.9 million in 1998 as compared to 1997 and also increased as a percentage of our total revenues, to 39.2% in 1998 compared with 32.9% in 1997. The increase is due to increased volume of ObjectStore software licenses and is attributable to the expansion of our international direct sales force and increased services revenue reflecting growth in our international installed base.

Cost of Software Revenues. Cost of software revenues increased 10.9%, to $1.6 million in 1998 from $1.4 million in 1997, and decreased as a percentage of software revenues to 3.6% from 4.3% for such years, respectively. The decrease as a percentage of software revenues reflect lower royalty costs in 1998, due in part to a change in revenue mix toward sales of ObjectStore and other products that bear lower or no third-party royalties.

Cost of Services Revenues. Cost of services revenues increased 23.3%, to $10.3 million in 1998 from $8.4 million in 1997 and decreased as a percentage of services revenues to 57.3% from 73.2% for such years, respectively. The increase in dollar amount reflects the growth in staffing necessary to generate and support increased worldwide service revenues and provide customer support to our growing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher average utilization of consulting personnel in 1998. We expect cost of services revenues to continue to grow in absolute dollars in future periods.

Cost of Related Party Software and Services Revenues. The cost of related party software and services revenues declined 39.9%, to $0.2 million in 1998 from $0.4 million in 1997, and increased as a percentage of related party software and services revenues to 68.5% from 15.4% in such years, respectively. The increased cost as a percentage of revenues was attributable to a shift in the mix of revenues in 1998 from higher margin software revenues to lower margin maintenance revenues.

Selling and Marketing Expense. Selling and marketing expense increased 25.2%, to $31.6 million in 1998 from $25.2 million in 1997, and decreased as a percentage of total revenues to 50.7% from 53.4% for such years, respectively. The increase in dollar amount resulted primarily from continued efforts to expand and retain our sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses, as well as higher sales commissions associated with higher revenues. We intend to continue our efforts to expand and retain our sales force and maintain higher levels of marketing investments throughout the next year and, as a result, expect selling and marketing expense to continue to increase in future years.

Research and Development Expense. Research and development expense increased 12.0%, to $8.6 million in 1998 from $7.7 million in 1997, but decreased as a percentage of total revenues to 13.9% from 16.3% for 1997. The expense increase was due principally to the addition of personnel, depreciation of capital equipment and related overhead for enhancements to existing products and the development of new products. We expect research and development expense to increase in future years to enhance the ObjectStore enterprise database and to develop new products.

General and Administrative Expense. General and administrative expense increased 22.3%, to $5.6 million in 1998 from $4.6 million in 1997, but decreased as a percentage of total revenues to 9.0% in 1998 compared to 9.7% in 1997. The increase in dollar amount is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with our expanding operations.

Other Income. Other income decreased 26.6%, to $1.0 million in 1998 from $1.3 million in 1997. The decrease was largely the result of lower rates of return on cash and investments.

Provision for Income Taxes. Our effective tax rate of 10.0% and 10.8% for 1998 and 1997, respectively, reflects an alternative minimum tax provision for federal taxes and certain foreign and state taxes. The effective tax rate in both years is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.


1997 Compared to 1996

Software Revenues. Software revenues increased 30.9%, to $33.6 million in 1997 from $25.6 million in 1996. The increase was primarily due to increased volume of ObjectStore software licenses. We continued to expand our customer base as a result of our additional focus on selling to customers that are developing and deploying component-based computing applications.

Services Revenues. Services revenues increased 13.9%, to $11.4 million in 1997 from $10.0 million in 1996. The increase was primarily the result of increased maintenance revenues, reflecting growth in our installed base, as well as increased consulting revenues relating to increased customer deployments.

Related Party Software and Services Revenues. Revenues from related parties decreased to $2.3 million in 1997 from $2.7 million in 1996. The decrease was primarily due to a drop in IBM revenue which resulted from the discontinuation of a joint development project in 1997, which was partially offset by a single large purchase of software licenses by IBM in the first quarter of 1997.

Revenues from International Operations. Revenues from the operations of our international subsidiaries increased $3.8 million in 1997 as compared to 1996 and as a percentage of our total revenues, increased to 32.9% in 1997 compared with 30.7% in 1996. The increase was due to increased volume of ObjectStore software licenses and attributable to the expansion of the international direct sales force and increased services revenues reflecting growth in our installed base.

Cost of Software Revenues. Cost of software revenues declined 9.4%, to $1.5 million in 1997 from $1.6 million in 1996, and decreased as a percentage of software revenues to 4.3% from 6.2% for such years, respectively. This decrease reflected lower royalty costs in 1997, due in part to a change in revenue mix toward sales of ObjectStore and other products that bear lower or no third-party royalties.

Cost of Services Revenues. Cost of services revenues increased 25.3%, to $8.4 million in 1997 from $6.7 million in 1996 and increased as a percentage of service revenues to 73.2% from 66.6% for such years, respectively. The increase in cost of services revenues as a percentage of services revenues reflected our 1997 initiative to invest in non-billable activities to ensure successful customer deployments of ObjectStore, as well as the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our growing installed base.

Cost of Related Party Software and Services Revenues. The cost of related party software and services revenues declined 26.1%, to $351,000 in 1997 from $475,000 in 1996, and declined as a percentage of related party software and services revenues to 15.4% from 17.8% in such years, respectively. The decrease was attributable to a shift in the mix of revenues in 1997 toward higher margin software revenues and away from lower margin consulting revenues.

Selling and Marketing Expense. Selling and marketing expense increased 44.7%, to $25.2 million in 1997 from $17.4 million in 1996, and increased as a percentage of total revenues to 53.4% from 45.5% for such years, respectively. The increase resulted primarily from the rapid expansion of our direct sales force and increased marketing investment, including increased expenditures on salaries, recruiting fees, marketing programs, travel and other related expenses as well as higher sales commissions associated with higher revenues.

Research and Development Expense. Research and development expense increased 3.2%, to $7.7 million in 1997 from $7.5 million in 1996, but decreased as a percentage of total revenues to 16.3% for 1997 from 19.5% for 1996. The expense increase was due principally to the addition of personnel, depreciation of capital equipment and related overhead for enhancements to existing products and the development of new products.

General and Administrative Expense. General and administrative expense increased 33.7%, to $4.6 million in 1997 from $3.4 million in 1996, and increased from 9.0% to 9.7% of total revenues for such years, respectively. The increase in dollar amount reflected increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

Other Income. Other income increased 156.3%, to $1.3 million in 1997 from $520,000 in 1996. This increase was largely the result of increased interest income on increased cash balances resulting from our initial public offering in July 1996.

Provision for Income Taxes. Our effective tax rate of 10.8% and 3.8% in 1997 and 1996, respectively, reflected an alternative minimum tax provision for federal taxes and certain state taxes. The effective tax rate in both years is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.


Liquidity and Capital Resources

At December 31, 1998, our principal sources of liquidity included $24.6 million of cash and marketable securities, an increase of $5.7 million from 1997, and a $2.0 million revolving line of credit. The line of credit expires in May 1999 and we expect to renew the line of credit at terms similar to the existing agreement. No borrowings were outstanding under the line of credit during the twelve months ended December 31, 1998, but letters of credit in the amount of $450,000 under the line of credit were outstanding at that date.

Net cash provided by our operating activities was $10.1 million in 1998, as compared to $189,000 used for operating activities in 1997. The increase in cash provided was primarily the result of increased net income, improvement in accounts receivable collections, increased deferred revenue associated with prepaid maintenance fees and increased accrued expenses from expanding operations.

Our investing activities used $12.2 million of cash in 1998 compared with cash provided by our investing activities of $5.7 million in 1997. The increased use of cash was attributable primarily to the net purchase of $7.2 million of marketable securities in 1998, compared to the net sale of $8.5 million of marketable securities in 1997, and $2.7 million of capitalized software in 1998.

Our financing activities provided cash of $933,000 and $816,000 for the years ended December 31, 1998 and 1997, respectively. The increase was due to the repayment of advances to shareholders and higher proceeds from our employee stock plans, offset by the $251,000 purchase of treasury shares in 1998.

We believe that current cash, marketable securities, and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months.

Year 2000 Compliance

Concerns have been widely expressed regarding the inability of certain computer programs to properly process certain date information beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem.


State of Readiness

We have developed a Year 2000 readiness plan focusing on: (i) assessing the readiness of our product offerings, internal business systems, and major vendors and suppliers; (ii) addressing known risks; and (iii) planning and budgeting for reasonably likely contingencies.

We are in the process of reviewing our current product offerings for Year 2000 compliance and believe that, with the exception of certain minor administrative functions that do not affect the utility of the product, our current products are Year 2000 compliant in all material respects. We are conducting only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Most of these untested products are previous releases of current offerings that can be upgraded to achieve Year 2000 compliance. Testing of certain third-party software programs that are incorporated in our product offerings is in process and is expected to be complete by July 1999.

We are also in the process of reviewing and upgrading our internal information technology and business systems, both domestically and internationally, to ensure Year 2000 readiness. This process is expected to be complete by July 1999 with respect to the majority of our mission-critical systems. We expect to continue testing our internal systems and to undertake necessary corrective measures throughout 1999.

Finally, we have commenced a program to survey the Year 2000 readiness of our major vendors and suppliers, with a particular focus on the Year 2000 readiness of our mission-critical vendors and suppliers. This process is expected to be complete by the middle of 1999. Where we believe that a particular vendor or supplier poses unacceptable Year 2000 risks, we will identify an alternative supply source.


Costs of Year 2000 Compliance

Costs incurred in the year 2000 compliance effort will be expensed as incurred. To date, we have incurred less than $50,000 of costs, not including internal personnel time in the evaluation and remediation of the Year 2000 issues. While our Year 2000 compliance evaluation is not yet complete, we do not at this time expect to incur more than $100,000 of costs, not including internal personnel time to remediate the Year 2000 problem. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of noncompliance by parties with whom we do not have a direct relationship. In particular, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for the purchase of our products and services.


Risk of Year 2000 Issues and Contingency Plans

Our worst-case Year 2000 scenarios include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone service, Internet services, etc.) either which could significantly disrupt our operations. We are in the process of reviewing our contingency planning in all of these areas and expect the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure, and substitution of systems, if needed.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, making the Euro their common legal currency on that date. The legacy currencies will remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period").

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

We have evaluated the business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversions and the effect on market risk with respect to financial instruments and do not expect a material impact on our operations.


New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed our evaluation of the impact of the adoption of this new standard.


Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward looking statements" which involve risks and uncertainties. The words "expect", "anticipate", "internal", "plan", "believe," "seek", "estimate" and similar statements are intended to identify such forward looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our future shipments, revenue and expense levels and profitability, as well as the sufficiency of capital to meet working capital and capital expenditure requirements, may be forward-looking statements. Our disclosures in Item 7A, " Quantitative and Qualitative Disclosures About Market Risk," also constitute forward-looking statements. This Report also contains other forward-looking statements. Such statements are not guarantees of future performance, but are based on assumptions and expectations of our management at the time such statements are made, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the factors discussed below.

Our future success will depend to a substantial degree on the emergence and widespread adoption of object-oriented programming as a methodology for developing and deploying multi-user business applications. There can be no assurance that object-oriented programming will become, and remain, an accepted methodology for developing and deploying enterprise-wide business applications or that our object-oriented database products and services will achieve or maintain market acceptance. In addition, the success of our new eXcelon product will depend on widespread adoption of the recently introduced XML data format by companies building large-scale Web applications. There can be no assurance, however, that the XML format will emerge as an industry standard or even achieve common market acceptance as a basis for developing enterprise-wide Web applications.

Our future success depends upon our ability to attract and retain highly skilled technical, managerial and sales personnel. While we have not experienced any significant difficulty in hiring qualified personnel to date, competition for such personnel in the high technology industry is intense. We have experienced attrition and this cannot be predicted. However, we continue to expend significant resources to train and retain sales personnel to reduce attrition. We assume that we will continue to be able to attract and retain such personnel. The failure to recruit and retain sales personnel, however, could have a material adverse effect on our future operating results.

As we have refocused our sales and marketing efforts, the profile of our customers is shifting from large telecommunications and financial institutions to a broader group of small and large companies in many industry segments. As a result, sales personnel now need to develop and manage an increasing number of smaller dollar value transactions. The result could be less accurate sales forecasting. Our marketing department also needs to develop a stream of qualified leads at a more rapid pace than in the past in order to keep the sales force at high productivity.

We depend on product innovation and new product releases to remain competitive. Any delay in the release of products or failure of released products to meet the market expectation of functionality and features could undermine our competitive position. Furthermore, certain of our competitors are significantly larger and are expending greater amounts on research and development and sales and marketing than we are. The result could be new competitive product introductions that could limit the salability of our products, put pressure on sales prices, or diminish our reputation as a leader in object-oriented database technology.

We expect to expand our channel partner program primarily to market and distribute our eXcelon product. Our channel partners are not within our control and are not obligated to purchase our products and may also represent other lines of products that may conflict with our product offerings. Although we expect to expend significant resources developing and maintaining these channels, there can be no assurance that we will be able to successfully develop these channels or that any expansion of channels will increase revenues.

Our announced scheduled release dates for products and product enhancements are forward-looking statements. The actual release dates for such products and enhancements could differ materially from those announced as a result of a variety of factors, including the ability of our engineers to solve technical problems and test products as well as factors outside our control.

We typically receive the majority of our revenue in any quarter in the last month of the quarter with a concentration of revenue in the latter half of such month. This pattern, common to many software companies, makes it difficult to forecast accurately, increasing the possibility of missing a quarterly revenue or profit target. Any inability to obtain orders in large volume or to make shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock. A significant portion of our revenues are derived from sales by our international subsidiaries and to distributors outside the United States. There can be no assurance, however, that we will be able to maintain or increase international market demand for ObjectStore or our other products. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Market prices for securities of software companies have generally been volatile. In particular, the market price of our stock has been and may continue to be subject to significant fluctuations.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

We face exposure to certain market risks, primarily adverse movements in foreign currency exchange rates and changes in interest rates. We have not invested in derivative instruments or derivative commodity instruments. We believe that the fair value of other financial instruments reflected in our consolidated balance sheets do not entail a market risk due to the nature of these instruments and their short-term maturities. We also do not believe that our future earnings, fair values and/or cash flows are subject to risk of material near term loss due to changes in market rates or prices that we consider to be reasonably possible in the near term. However, our exposure to market risk may change over time as our business practices evolve, and could in the future materially adversely effect our financial condition and results of operations. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region.


Financial Risk Management

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Information about our investment portfolio is set forth in Note C of Notes to the Consolidated Financial Statements included in
Item 8 of this Form 10-K and is incorporated herein by reference.

We maintain investment portfolio holdings of various issuers, types, and maturities. These securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses included in stockholders' equity. To date, we have not experienced material losses on our investments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1998, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio.


Foreign Currency Risk

Fluctuations in exchange rates can adversely effect our results of operations and financial position. The financial statements of our international subsidiaries, all of whose functional currencies are the local currency, are translated using exchange rates in effect at the end of the period for assets and liabilities and average exchange rates during the period for results of operations. Foreign currency translation adjustments are recorded as a separate component of stockholders' equity, and also are included in reporting comprehensive income. We also engage in transactions denominated in foreign currencies. Gains and losses from these transactions, which to date have been immaterial, are reflected in the results of operations. The impact of future exchange rate fluctuations on our results of operations and financial condition cannot accurately be predicted. We do not currently engage in foreign currency hedging activities.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The following statements are filed as part of this Annual Report on Form 10-K:



Item                                                                 Page No.
----                                                                 --------
Report of Independent Accountants                                      14

Consolidated Balance Sheets as of December 31, 1998 and 1997           15

Consolidated Statements of Income for the three
years ended December 31, 1998, 1997, 1996                              16

Consolidated Statements of Cash Flows for the three
years ended December 31, 1998, 1997, 1996                              17

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 1998, 1997, 1996                              18

Notes to Consolidated Financial Statements                             19

Report of Independent Accountants on Financial
Statement Schedule                                                     29

Schedule II - Valuation and Qualifying Accounts                        30

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Object Design, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Object Design, Inc. and their subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 1999

Object Design Inc.
Consolidated Balance Sheets
(in thousands)


                                                                          --------------------------------
                                                                                    December 31,
                                                                                1998          1997
                                                                          ---------------- ---------------
Assets

Current assets:
     Cash and cash equivalents                                                  $ 14,846    $ 16,345
     Short-term investments                                                        8,745       2,564
     Accounts receivable, net of allowance for doubtful
        accounts of $1,199 in 1998 and $800 in 1997                               15,885      13,715
     Accounts receivable - related parties                                            --         337
     Prepaid expenses and other current assets                                       644         830
                                                                                --------------------
Total current assets                                                              40,120      33,791
Property and equipment, net                                                        4,216       3,915
Marketable securities                                                              1,020          --
Capitalized software                                                               2,751         273
Other assets                                                                         885         899
                                                                                --------------------
Total assets                                                                    $ 48,992    $ 38,878
                                                                                ====================

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of capital lease obligations                               $     13    $    104
     Accounts payable                                                              2,900       2,852
     Accrued expenses                                                              2,281         953
     Accrued compensation                                                          3,596       1,968
     Deferred revenue                                                              5,433       3,637
     Deferred revenue - related parties                                               --         309
                                                                                --------------------
Total current liabilities                                                         14,223       9,823

Long-term capital lease obligations                                                   18         236

Commitments and contingencies (Note E)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000                                   --          --
       shares; no shares issued or outstanding
  Common stock, $.001 par value; authorized 200,000 shares; 28,049 and 27,445 shares issued and outstanding in 1998 and
     1997, respectively                                                               28          27
  Additional paid-in capital                                                      64,977      63,839
  Treasury stock, at cost, 40 shares in 1998                                        (251)         --
  Accumulated deficit                                                            (27,910)    (32,733)
  Other equity                                                                    (1,406)     (1,427)
  Advances to stockholders                                                          (687)       (887)
                                                                                --------------------
Total stockholders' equity                                                        34,751      28,819
                                                                                --------------------
Total liabilities and stockholders' equity                                      $ 48,992    $ 38,878
                                                                                ====================

The accompanying notes are an integral part of the consolidated financial statements.

Object Design Inc.
Consolidated Statements of Income
(in thousands, except per share data)



-------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
                                                               1998       1997       1996
-------------------------------------------------------------------------------------------
Revenues:
   Software                                                 $ 44,040   $ 33,560    $ 25,640
   Services                                                   18,010     11,425      10,028
   Related party software and services                           308      2,280       2,671
-------------------------------------------------------------------------------------------
   Total revenues                                             62,358     47,265      38,339
Cost of revenues:
   Cost of software                                            1,605      1,447       1,597
   Cost of services                                           10,311      8,365       6,674
   Cost of related party software and services                   211        351         475
-------------------------------------------------------------------------------------------
   Total cost of revenues                                     12,127     10,163       8,746

Gross profit                                                  50,231     37,102      29,593

Operating expenses:
   Selling and marketing                                      31,589     25,223      17,435
   Research and development                                    8,643      7,719       7,481
   General and administrative                                  5,619      4,596       3,437
-------------------------------------------------------------------------------------------
   Total operating expenses                                   45,851     37,538      28,353
-------------------------------------------------------------------------------------------
Operating income (loss)                                        4,380       (436)      1,240
Other income                                                     978      1,333         520
-------------------------------------------------------------------------------------------
Income before income taxes                                     5,358        897       1,760
Provision  for income taxes                                      535         97          67
-------------------------------------------------------------------------------------------
Net income                                                  $  4,823   $    800    $  1,693
Accretion of redeemable preferred stock                           --         --      (1,173)
-------------------------------------------------------------------------------------------
Net income available to common stockholders                 $  4,823   $    800    $    520
-------------------------------------------------------------------------------------------

Net income per share--supplementary (note A)
-------------------------------------------------------------------------------------------

Net income per share--basic                                 $   0.17   $   0.03    $   0.03

Weighted average number of
common shares outstanding--basic                              27,756     27,050      18,070
-------------------------------------------------------------------------------------------

Net income per share--diluted                               $   0.17   $   0.03    $   0.02

Weighted average number of common and common
equivalent shares outstanding--diluted                        29,064     29,242      20,807
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Object Design Inc.
Consolidated Statements of Cash Flows
(in thousands)


-----------------------------------------------------------------------------------------

                                                                Year Ended December 31,
                                                            1998        1997        1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $ 4,823    $    800    $  1,693
   Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                          2,144       2,098       1,664
     Bad debt expense                                         899         648         715
     Other                                                    106         105           8
Changes in operating assets and liabilities:
     Accounts receivable                                   (2,196)     (3,472)     (4,347)
     Prepaids and other current assets                        145        (213)       (153)
     Other assets                                              (7)       (101)       (266)
     Accounts payable and accrued expenses                  2,857          41         208
     Deferred revenue                                       1,369         (95)     (2,874)
-----------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities       10,140        (189)     (3,352)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                  (2,354)     (2,532)     (1,313)
     Capitalized software                                  (2,675)       (202)       (277)
     Purchases of marketable securities                   (12,527)     (5,801)    (16,837)
     Proceeds from maturities and sales of
        marketable securities                               5,323      14,324       8,045
     Purchase of minority interest                             --         (83)        (53)
-----------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities      (12,233)      5,706     (10,435)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of preferred stock                 --          --       4,917
     Proceeds from initial public offering, net                --          --      18,216
     Proceeds from exercise of stock options                1,048         911         350
     Repayment of advances to stockholders                    200          --          --
     Purchase of treasury stock                              (251)         --          --
     Principal payments on long-term borrowings               (64)        (95)     (1,034)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                     933         816      22,449
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                      (339)       (940)       (175)
Net change in cash and cash equivalents                    (1,499)      5,393       8,487
Cash and cash equivalents, beginning of year               16,345      10,952       2,465
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $14,846    $ 16,345    $ 10,952
=========================================================================================

Supplemental cash flow information:
     Interest paid                                        $     5    $     36    $     68
     Income taxes paid                                        153          91          67
Supplemental disclosure of non-cash transactions:
     Equipment purchased under capital leases                  --         272          --
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

OBJECT DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1998, 1997 and 1996 (in thousands)


                                                   Additional
                                          Common     Paid-In   Treasury   Accumulated   Other    Advances to           Comprehensive
                                           Stock     Capital     Stock      Deficit     Equity   Stockholders  Total   Income (loss)
                                           -----     -------     ------     -------     ------   ------------  -----   ------------
Balance at December 31, 1995                $ 2      $1,551       $ --     $(34,053)     $(56)      $(200)     $(32,756)

 Exercise of stock options                    4         353                                                         357
 Amortization of unearned compensation                   31                                                          31
 Net unrealized gain on marketable
   securities                                                                              20                        20          20
 Foreign currency translation
   adjustment                                                                            (175)                     (175)       (175)
 Accretion of preferred stock
   to redemption  value                                                      (1,173)                             (1,173)     (1,173)
 Advances to stockholders                                                                            (687)         (687)
 Issuance of common stock, net               21      60,902                                                      60,923
 Net income                                                                   1,693                               1,693       1,693
                                                                                                                           --------
 Comprehensive income                                                                                                         $ 365
                                           ----------------------------------------------------------------------------    ========
Balance at December 31, 1996               $ 27     $62,837       $  --    $(33,533)    $(211)      $(887)      $28,233
 Exercise of stock options                              911                                                         911
 Amortization of unearned compensation                   91                                                          91
 Net unrealized loss on marketable
   securities                                                                             (15)                      (15)        (15)
 Foreign currency translation adjustment                                               (1,201)                   (1,201)     (1,201)
 Net income                                                                     800                                 800         800
                                                                                                                           --------
 Comprehensive loss                                                                                                           $(416)
                                           ----------------------------------------------------------------------------    ========
Balance at December 31, 1997               $ 27    $ 63,839       $  --    $(32,733)  $(1,427)      $(887)      $28,819
 Exercise of stock options                    1       1,048                                                       1,049
 Amortization of unearned compensation                   90                                                          90
 Repayment stockholder loan                                                                           200           200
 Net unrealized loss on marketable
   securities                                                                              12                        12          12
 Foreign currency translation adjustment                                                    9                         9           9
 Purchase of treasury stock shares                                 (251)                                           (251)
 Net income                                                                   4,823                               4,823       4,823
                                                                                                                          ---------
 Comprehensive income                                                                                                      $  4,844
                                           ----------------------------------------------------------------------------   =========
Balance at December 31, 1998               $ 28     $64,977       $(251)   $(27,910)  $(1,406)      $(687)      $34,751
                                           ============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies:

Business

Object Design, Inc. develops, markets and supports object-oriented data-management solutions for C++, Java and XML based applications, used by customers in a wide variety of industries to build component-based computing applications. Our products are designed to provide high performance data management, while maintaining data integrity and security, in multi-tier distributed computing environments. Our products have been widely deployed in telecommunications, finance, engineering analysis, manufacturing and Internet/Intranet applications where rigorous requirements for high performance, reliability, concurrency and scalability must be met. We operate in a single industry segment: computer software and related services.


Basis of Presentation

The consolidated financial statements include the parent company and its wholly owned subsidiaries, including those operating outside the U.S. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation. We prepare our financial statements under generally accepted accounting principles that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.


Cash Equivalents and Marketable Securities

Our cash is invested in debt instruments of financial institutions, government entities, corporations, and mutual funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain safety and liquidity. Our cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Our short-term investments include those investments with maturities in excess of three months but less than one year. Our marketable securities are those with maturities in excess of one year. Our cash equivalents and short-term and marketable securities are classified as available for sale and reported at fair value with unrealized gains and losses included in stockholders' equity. We have not had any significant realized losses related to our investments.


Property and Equipment

Our property and equipment are stated at cost. We provide for depreciation by using the straight-line method over the estimated useful lives of the assets as follows:

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


Revenue Recognition

Our revenue is recognized in accordance with the provisions of AICPA Statement of Position 97-2 "Software Revenue Recognition." Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been shipped, fees are fixed and determinable, and collection of the related receivable is deemed probable by management. Revenue from sales through distributors is recorded net of distributor commissions. Maintenance revenue, including those bundled with the initial license fee, are deferred and recognized ratably over the service period, generally one-year. Consulting and training service revenue is recognized as the services are performed.

Concurrent Transactions

We occasionally enter into concurrent transactions in which our software licenses are exchanged for products or services. These transactions are recorded at the estimated fair market value of the product or service received and/or software license value. In 1998, we purchased from our customers $2.5 million of technology that will be incorporated in our products or resold as part of our product offerings. These customers purchased products from us that accounted for $2.0 million of software license revenues during the year. Management believes that these transactions were entered into under normal commercial terms and reflect the fair value of the technology received and the software licensed.


Foreign Currency

For our foreign operations where the functional currency is the local currency, we translate assets and liabilities at rates in effect at the balance sheet date and record translation adjustments in stockholders' equity. We translate income statement amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of income.


Concentrations of Credit Risk

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments and trade receivables. Our cash, cash equivalents, and investments are held with financial institutions with high credit standings. We sell to a broad base of customers representing various geographic locations and industries. We perform ongoing credit evaluations of our customers, but do not require collateral or other security to support our customer receivables. We maintain reserves for potential credit losses and such losses have been within our expectations.


Research and Development and Software Development Costs

Research and development expenditures are charged to operations as incurred. We consider that technological feasibility has been established once a working model of a product has been produced and tested. To date, we have not capitalized software development costs after technological feasibility has been established since costs incurred subsequent to the establishment of technological feasibility have not been material.


Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized, net of valuation allowances, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We have recorded a valuation allowance against the net deferred tax assets, based upon the available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.


Capitalized Software

We capitalize the cost of licensing third party software and amortize the cost over the economic lives of the related products, typically two to three years, beginning at their initial shipment date. Capitalized costs of third party software consist of $2,751,000 and $273,000, net of accumulated amortization of $469,000 and $272,000, at December 31, 1998 and 1997. Amortization charged to expense was $197,000, $187,000, and $85,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Intangibles

Included in our other assets are values attributable to intangible assets acquired, such as goodwill, which are amortized over five years. Amortization charges related to intangible assets totaled $50,000 for 1998, $39,000 for 1997 and $25,000 in 1996. Management regularly evaluates the net realizable value of long-lived assets, including property and equipment, computer software costs, and intangible assets, relying on a number of factors including operating results, business plans, budgets, and economic projections.


Transfer of Financial Assets

We offer our customers the option to purchase software and services through payment plans, financing, or leasing contracts. In general, we transfer future payments under these contracts to financing institutions on a non-recourse basis. We record such transfers as sales of the related accounts receivable when we surrender control of such receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Fair market value of all service assets and liabilities were immaterial for all periods.


Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of basic and diluted earnings per share:

(in thousands, except per share amounts):


Basic EPS Computation                                   1998          1997        1996
                                                        ----          ----        ----
Net income                                           $ 4,823       $   800     $   520

Weighted average common shares outstanding            27,756        27,050      18,070

Basic EPS                                            $  0.17       $  0.03     $  0.03

Diluted EPS Computation

Net income                                           $ 4,823       $   800     $   520

Weighted average common shares outstanding            27,756        27,050      18,070
Stock options (dilutive)                               1,308         2,192       2,737
                                                     -------       -------     -------
Total shares                                          29,064        29,242      20,807

Diluted EPS                                          $  0.17       $  0.03     $  0.02

Options to purchase 1,800,941, 364,894 and 52,637 shares of Common Stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.


Supplementary Earnings Per Share

Net income per share on a supplementary basis treats all outstanding shares of Redeemable Convertible Preferred Stock that were converted into Common Stock upon the effectiveness of our Initial Public Offering as having been converted into Common Stock at the date of original issuance. Net income on a supplementary basis for the year ended December 31, 1996 was $1.7 million. Basic and diluted earnings per share on a supplementary basis was $0.06. The shares used to calculate basic and diluted earnings per share on a supplementary basis share were 26,500,000 and 29,237,000, respectively.

Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed the evaluation of the impact of the adoption of this new standard.


B. Property and Equipment:

Our property and equipment consisted of the following, in thousands:

                                                             December 31,
                                                          1998          1997
                                                          ----          ----
     Computer and computer-related equipment            $ 8,357       $ 7,838
     Office equipment, furniture and purchased
       computer software                                  3,587         3,237
     Leasehold improvements                                 914           540
     Automobiles                                             67           472
                                                        -------       -------
     Gross property and equipment                        12,925        12,087
     Less accumulated depreciation and  amortization     (8,709)       (8,172)
                                                        -------       -------
     Net property and equipment                         $ 4,216       $ 3,915
                                                        =======       =======

At December 31, 1998 and 1997 property and equipment included $67,000 and $472,000 of automobiles under capital leases. Accumulated amortization of automobiles under capital leases at December 31, 1998 and 1997 totaled $44,000 and $143,000 respectively. Depreciation expense was $1,897,000, $2,098,000 and $1,664,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


C. Marketable Securities:

The fair values of our investments have been determined through information obtained from market sources and management estimates. We use the specific identification cost method to determine the gross realized gains and losses on the sale of our securities. Realized gains and losses on the sale of investments were immaterial for all periods presented in the consolidated financial statements. Net unrealized gains and losses are recorded as other equity in stockholders' equity. Marketable securities held as available for sale can be summarized as follows, in thousands:

                                                                                          Gross        Gross
      December 31, 1998                               Amortized         Estimated       Unrealized   Unrealized
                                                         Cost           Fair Value        Gains        Losses
                                                      ---------         ----------      ----------   ----------
      U.S. Government obligations                      $   750            $   750        $  --           $  --
      Other government obligations                       2,725              2,725           --              --
      Corporate obligations                             10,740             10,744            5              (1)
      Other                                              2,300              2,300           --              --
                                                       -------            -------        -----           -----
      Total Investments                                $16,515            $16,519        $   5           $  (1)
                                                       =======            =======        =====           =====

      Amounts included in:
      Cash and cash equivalents                        $ 6,754            $ 6,754        $  --           $  --
      Short-term investments                             8,744              8,745            2              (1)
      Marketable securities, non-current                 1,017              1,020            3              --
                                                       -------            -------        -----           -----
      Total Investments                                $16,515            $16,519        $   5           $  (1)
                                                       =======            =======        =====           =====


                                                                                         Gross         Gross
      December 31, 1997                               Amortized        Estimated       Unrealized    Unrealized
                                                         Cost          Fair Value        Gains         Losses
                                                      ---------        ----------      ----------    ----------

      U.S. Government obligations                     $ 1,398            $ 1,397        $  --           $  (1)
      Other government obligations                      1,760              1,760           --              --
      Corporate obligations                             2,289              2,282           --              (7)
      Other                                             5,474              5,474           --              --
                                                      -------            -------        -----           -----
      Total Investments                               $10,921            $10,913        $  --           $  (8)
                                                      =======            =======        =====           =====

      Amounts included in:
      Cash and cash equivalents                       $ 8,349            $ 8,349        $  --           $  --
      Short-term investments                            2,572              2,564           --              (8)
                                                      -------            -------        -----           -----
      Total Investments                               $10,921            $10,913        $  --           $  (8)
                                                      =======            =======        =====           =====

At December 31, 1998, the contractual maturities of our short-term investments available for sale range from over 3 months to 12 months. The contractual maturities of the non-current marketable securities available for sale are for 26 months.


D. Credit Agreement

We have a line of credit with a bank, which expires in May 1999. We may borrow up to $2,000,000 on an unsecured basis, some or all of which may be used for issuance of letters of credit, subject to compliance with certain covenants. At December 31, 1998 and 1997 no borrowings were outstanding, but letters of credit in the amount of $450,000 and $500,000, respectively, had been issued under the line of credit. Any amounts outstanding under the line of credit would bear interest at the bank's prime rate. At December 31, 1998, we were in compliance with the bank's covenants.


E. Commitments:

Capital and Operating Leases

We lease office facilities and certain equipment under operating leases expiring at various dates through 2004. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance, and other operating expenses. Rent expense under operating leases was approximately $3.4 million, $2.3 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 our future minimum lease payments under capital and operating leases are as follows, in thousands:

                                                                             Capital   Operating
                                                                             Leases      Leases
               1999                                                           $ 15      $ 2,526
               2000                                                             18        1,928
               2001                                                             --        1,714
               2002                                                             --        1,752
               2003                                                             --          568
               2004                                                             --          141
                                                                              ----      -------
               Total future minimum lease payments                            $ 33      $ 8,629
                                                                                        =======
               Less amount representing interest                                 2
                                                                              ----
               Present value of net future minimum lease payments               31
               Less current portion of capital lease obligations                13
                                                                              ----
               Long-term portion of capital lease obligations                 $ 18
                                                                              ====


F.  Initial Public Offering

On July 23, 1996, we completed our IPO and sold 3,000,000 shares of our Common Stock at $7.00 per share, resulting in net proceeds, after deducting underwriting discounts and expenses, of approximately $18,500,000. In addition, upon the closing of the IPO all issued and outstanding shares of our Redeemable Convertible Preferred Stock (Series A through J) were automatically converted into 17,891,654 shares of Common Stock in accordance with the underlying agreements. Additionally, 57,858 warrants to purchase Series B Preferred Stock were converted into 46,286 shares of our Common Stock.

G. Stockholders' Equity:

Capital

Our certificate of incorporation authorizes us to issue up to 200 million shares of our Common Stock at par value $0.001 per share and 5 million shares of undesignated preferred stock, par value $0.01 per share. The terms of our line of credit prohibit the payment of cash dividends on the Common Stock. We may issue our preferred stock in one or more series and our Board of Directors is authorized to fix the rights and terms for each such series of preferred stock without additional shareholder approval. As of December 31, 1998 and 1997, there were no issued or outstanding shares of preferred stock.


Stock Repurchase Program

In November 1998, our Board of Directors authorized a stock repurchase program whereby we could purchase up to 2 million shares of our Common Stock to meet requirements of our employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. During the year ended December 31, 1998, we repurchased 39,700 shares of our Common Stock at a cost of $251,000.


Stock Option Plans

We have two stock option plans currently in effect under which future grants may be issued. A total of 13,882,000 shares have been authorized by the Company for grants of options or shares. All stock options have been issued at fair market value at the date of grant except that in 1995 and 1997 certain employees were granted non-qualified stock options to purchase an aggregate of 647,775 shares at an exercise prices below fair market value at the date of grant. Stock options generally have a maximum term of ten years and vest over three to four years. As of December 31, 1998, 1,812,963 options were available for grant and 6,488,307 shares of Common Stock were reserved for future issuance upon exercise of options outstanding under the stock option plans.

Our 1996 Incentive and Nonqualified Stock Option Plan ("the 1996 Plan") was adopted by our stockholders in July 1996. The 1996 Plan authorizes grants of options to purchase up to 2,700,000 shares of our Common Stock. The 1996 Plan initially provided authorization of 1,200,000 shares with the number increasing by 300,000 annually up to a maximum of 2,700,000 shares. In May 1998, our stockholders at our annual meeting increased the maximum to 3,700,000 shares.

Our Board of Directors adopted in April 1997 the 1997 Nonqualified Stock Option Plan. The 1997 Nonqualified Stock Option Plan authorizes the grant to non-officers of the Company of non-qualified options to purchase up to 1,500,000 shares of Common Stock. In July 1998, our Board of Directors increased the authorization to 2,500,000 shares.

In October 1998, our Board of Directors approved a one-for-one stock option exchange program that provided employees the opportunity to exchange stock options previously granted for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $3.94 based upon the closing price of our stock as reported by NASDAQ on October 28, 1998, vest in equal annual installments over four years from October 28, 1998 and expire on October 28, 2008. A total of 1.3 million shares with exercise prices ranging from $5.19 to $16.50 per share were exchanged under the program. The exchange of such options is presented in the following table of stock option activity for the three years ended December 31, 1998 as cancellations and subsequent grants:



                                                    Year Ended December 31,
                                  1998                        1997                       1996
-------------------------------------------------------------------------------------------------------

                           Number       Weighted        Number      Weighted        Number     Weighted
                             of          Average          of        Average           of        Average
                           Options    Exercise Price    Options   Exercise Price   Options      Exercise
                                                                                                 Price
Outstanding at
  beginning  of year      3,813,144       $3.84        3,266,991      $1.90       5,598,078       $0.36
Granted                   3,548,150        5.35        1,923,500       7.01       1,494,950        3.91
Cancelled                (2,148,214)       6.34         (710,177)      0.63      (3,334,524)       0.29
Exercised                  (537,736)       0.98         (667,170)      7.00        (491,513)       1.33
                          ---------                    ---------                  ---------
Outstanding at
   end of year            4,675,344       $4.16        3,813,144      $3.84       3,266,991       $1.90
                          =========                    =========                  =========

Exercisable               1,234,433       $2.66        1,151,686      $1.37       1,024,589       $0.69
                          =========                    =========                  =========


The following table summarizes information about stock options outstanding at December 31, 1998:


               Options Outstanding                                         Options Exercisable
     ------------------------------------------------------------------------------------------------------------
                                         Weighted Avg.
Range of             Number of Shares   Remaining Contract     Weighted Avg.       Number          Weighted Avg.
Exercise Prices         Outstanding          Life             Exercise Price     Exercisable       Exercise Price

     $0.01-$ 2.00       1,173,431          6.53                  $ 1.05             832,326            $ 1.02
      3.00-  3.50          39,250          2.85                    3.18              39,038              3.18
      3.94-  3.94       1,327,900          9.82                    3.94                 500              3.94
      3.95-  5.88         967,513          9.08                    5.08             180,090              5.46
      6.00- 12.13       1,167,250          8.91                    6.83             182,479              7.28
                        ---------                                                 ---------
     $0.01-$12.13       4,675,344          8.56                  $ 4.16           1,234,433            $ 2.66


Valuation of Stock Plans

We have not recognized compensation expense in connection with our stock option plans. However, had compensation cost of our stock option plans been determined in accordance with the provisions of SFAS 123, our net income per share and diluted net income per share would have been reduced to the pro forma amounts indicated below in thousands except per share amounts:

                                                              1998         1997        1996
                                                              ----         ----        ----
        As Reported
        Net income available to common stockholders         $4,823       $  800      $  520
        Net income per share - basic                          0.17         0.03        0.03
        Net income per share - diluted                        0.17         0.03        0.02
        Pro Forma
        Net income -  pro forma                              2,466          403         395
        Net income per share - basic                          0.09         0.01        0.02
        Net income per share - diluted                        0.08         0.01        0.02


The fair value of these options at the date of grant was estimated using the Black-Scholes model with the following assumptions:


                                              1998         1997        1996
                                              ----         ----        ----
          Risk free interest rate             5.5%         6.5%        6.2%
          Dividend yield                        0%           0%          0%
          Expected volatility                  80%          75%         60%
          Expected life                    5 years      5 years     5 years

The weighted average fair value of the options granted during 1998, 1997 and 1996 was $3.37, $4.36 and $0.29 per share, respectively. Pro forma effect of applying SFAS No. 123 for prior years is not necessarily representative of pro forma effect to be expected in future years.

Advances to Stockholders

In April 1996, options to purchase 2,760,000 shares of our Common Stock issued to two officers in December 1995 were accelerated, and the officers exercised these options in exchange for cash of $2,760 and full recourse promissory notes in the amount of $687,240. The promissory notes bear interest at 7.0% and are due on the earlier of April 1, 2001 or upon termination of employment. Pursuant to these agreements, we may repurchase the shares at the amounts paid by the officers for the shares under certain conditions.


Employee Stock Purchase Plan

We offer an employee stock purchase plan for all eligible employees. Under the plan up to 300,000 shares of our Common Stock may purchased at 85% of the lower of the fair market value of the stock on the first or the last day of each six-month offering period. Employees may elect to have up to 6% of their base pay withheld and applied toward the purchase of shares in each offering, up to a maximum of $25,000 withheld in any year. In 1998 and 1997, we issued 104,835 and 105,150 shares at average purchase prices of $4.40 and $4.36. At December 31, 1998, we have 90,015 shares reserved for future issuance under the plan.


H. Income Taxes:

Our income before income taxes is as follows, in thousands:

                                          Year Ended December 31,
                                -------------------------------------
                                   1998      1997       1996
                                -------------------------------------
                     Domestic   $ 6,958    $ 2,190    $ 1,887
                     Foreign     (1,600)    (1,293)      (127)
                                -------    -------    -------
                                $ 5,358    $   897    $ 1,760
                                =======    =======    =======

Our provision for income taxes consists of the following, in thousands:


                             Year Ended December 31,
                            -------------------------
                            1998      1997     1996
                            -------------------------
           Foreign          $   1    $ (2)    $  1
           Federal            486      75       56
           State               48      24       10
                            -------------------------
                            $ 535    $ 97     $ 67
                            -------------------------


The following is a reconciliation between the U.S. federal statutory rate and our effective tax rate:


                                                              Year Ended December 31,
                                                  --------------------------------------------------
                                                     1998                1997            1996
                                                  --------------------------------------------------
         U.S. federal statutory rate                  34.0%               34.0%           34.0%
         State taxes, net of federal benefit           1.0                 1.8             0.4
         Foreign tax difference from U.S. rate        (1.6)               (8.0)          (10.8)
         Non-deductible expenses                       3.1                10.8             4.9
         Previously unbenefitted net
           operating loss carryforwards              (34.3)             (102.8)             --
         Change in valuation allowance                 7.8                75.0           (24.7)
                                                  --------------------------------------------------
         Effective income tax rate                    10.0%               10.8%            3.8%
                                                  --------------------------------------------------

The significant temporary differences that create deferred tax assets and liabilities are shown below, in thousands:


                                                               December 31,
                                                       ----------------------------
                                                            1998            1997
                                                       ----------------------------
           Deferred tax assets:
             Net operating loss carryforwards           $ 11,422        $ 11,588
             Tax credit carryforwards                      2,866           2,061
             Reserves not currently deductible               840             536
             Other                                           148             567
             Depreciation and amortization                   210             317
                                                       ----------------------------
                                                          15,486          15,069
           Valuation allowance                           (15,486)        (15,069)
                                                       ----------------------------
           Net deferred tax assets                      $     --        $     --
                                                       ----------------------------

Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 1998, our federal net operating loss ("NOL") and research and experimentation credit carryforwards were approximately $22,700,000 and $2,000,000, respectively, available to offset future federal income tax liabilities, which expire at various dates through 2019. The utilization of a portion of the NOL and research and experimentation credit carryforwards is subject to Section 382 of the Internal Revenue Code. This section establishes an annual limitation, based on changes in our ownership, on the amount of income which may be offset by these tax carryfowards. As of December 31, 1998, our foreign subsidiaries had NOL carryforwards of approximately $5,500,000.


I.  401(k) Plan:

We sponsor a defined contribution employees' investment and savings plan under
Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees. To date, we have made no matching contributions to the plan.


J. Agreements with Related Parties:

For the years ended December 31, 1998, 1997 and 1996, we sold a total of $308,000, $2,280,000, and $2,671,000 respectively, in software and services, to certain stockholders, primarily International Business Machines Corporation
(IBM). In 1993, we entered into certain agreements with IBM whereby IBM would be entitled to develop and market products in which our ObjectStore database management system would be embedded, and the parties would undertake certain joint product development and marketing activities. In 1997, we exercised a break-up option that terminated certain agreements and modified the terms of certain others. Following the exercise of the break-up option, our revenues from IBM have declined. Related party revenues and accounts receivables also include amounts attributable to other customers that were our stockholders during the reported periods.


K. Geographic Data:

We operate in a single industry segment comprised of developing and marketing computer software and providing related maintenance and consulting services. Sales and marketing operations outside the United States are conducted principally through foreign sales subsidiaries in Europe and Asia/Pacific. Financial information, summarized by geographic area, is as follows, in thousands:

                                        Year ended December 31,
                                   1998            1997         1996
                                   ----            ----         ----
          Revenues
            North America        $ 37,939       $ 31,714      $ 26,570
            United Kingdom         10,448          5,733         3,542
            Rest of Europe          7,395          5,486         4,287
            Asia Pacific            6,576          4,332         3,940
                                 --------       --------      --------
             Total revenues      $ 62,358       $ 47,265      $ 38,339
                                 ========       ========      ========

          Identifiable assets
            North America        $ 49,758       $ 48,723      $ 56,602
            United Kingdom          4,321          5,786         3,266
            Rest of Europe          4,254          3,496         2,366
            Asia Pacific            4,960          4,628         3,172
            Eliminations          (14,301)       (23,755)      (26,945)
                                 --------       --------      --------
             Total identifiable
                assets           $ 48,992       $ 38,878      $ 38,461
                                 ========       ========      ========

          Operating income (loss)
            North America        $  6,021       $    870      $    901
            United Kingdom           (294)          (159)         (306)
            Rest of Europe         (1,009)          (995)           (3)
            Asia Pacific             (338)          (152)          648
                                 --------       --------      --------
             Total operating
                income (loss)    $  4,380       $   (436)     $  1,240
                                 ========       ========      ========

L. Legal Proceedings:

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

M. Quarterly Results of Operations:
   (unaudited)

   (in thousands, except per share amounts)

1998                                     First Quarter       Second Quarter      Third Quarter     Fourth Quarter
----                                     -------------       --------------      -------------     --------------
Revenue                                     $13,026             $15,602             $16,628             $17,102
Operating income (loss)                        (172)                919               1,807               1,826
Net income                                       25               1,034               1,867               1,897
Net income per share - basic                   0.00                0.04                0.07                0.07
Net income per share - diluted                 0.00                0.04                0.06                0.06


1997                                     First Quarter       Second Quarter      Third Quarter     Fourth Quarter
----                                     -------------       --------------      -------------     --------------
Revenue                                     $11,155             $11,175             $13,015             $11,920
Operating income (loss)                         649                  84                 615              (1,784)
Net income (loss)                               926                 447                 925              (1,498)
Net income (loss) per share - basic            0.03                0.02                0.03               (0.05)
Net income (loss) per share - diluted          0.03                0.02                0.03               (0.05)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Object Design, Inc.:

Our report on the consolidated financial statements of Object Design, Inc. is included on page 14 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ending December 31, 1998, listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                                  /s/ PricewaterhouseCoopers LLP
                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 1999

Object Design, Inc.
Schedule II-Valuation and Qualifying Accounts
(in thousands)

         Charged to                          Balance at     Charged to   Charged to     Balance of
                                             Beginning       Costs and    Other          End of
                                             of Period       Expenses     Accounts       Period
                                            ----------      ----------   ---------      ----------
Year ended December 31, 1998
  Allowance for doubtful accounts            $ 800           $ 899        $(500)         $1,199

Year ended December 31, 1997
  Allowance for doubtful accounts              823             648         (671)            800

Year ended December 31, 1996
  Allowance for doubtful accounts              591             715         (483)            823

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

Not Applicable


PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 1998 (the "Definitive Proxy Statement"), is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

The information set forth under the caption "Remuneration of Executive Officers and Directors" in the Definitive Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information set forth under the caption "Certain Transactions" in the Definitive Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a) The following documents are filed as part of this Report:

     (1)  Financial Statements

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997, 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, 1996 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, 1996 Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Schedule

All other schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

(3)  Exhibits

     (a) Exhibits

  *3.3          Amended and Restated Certificate of Incorporation
  *3.5          Amended and Restated By-Laws of the Company
  *4.1          Specimen certificate for Common Stock of the Company
 *10.1*         1989 Incentive and Nonqualified Stock Option Plan
 *10.2*         1995 Nonqualified Stock Option Plan
 *10.3*         1996 Incentive and Nonqualified Stock Option Plan
 *10.4*         1996 Employee Stock Purchase Plan
 *10.12         Lease dated September 15, 1993 between the Company and 25 Mall Road Trust
 *10.13         First Amendment to Lease dated June 28, 1994 between the Company and 25 Mall Road Trust
 *10.14         Second Amendment to Lease dated March 1, 1996 between the
                Company and 25 Mall Road Trust
 *10.15*        Employment Agreement dated December 21, 1995 between the Company and Robert N. Goldman, as amended by Amendment to Employment
                Agreement dated May, 1996
 *10.16*        Employment Agreement dated December 21, 1995 between the Company and Justin J. Perreault, as amended by Employment Agreement dated May, 1996
  10.17*        Executive Employment Agreement dated November 19, 1998 between the Company and Lacey Brandt (filed herewith)
  10.18*        Executive Employment Agreement dated November 19, 1998 between the Company and Kirk Bowman  (filed herewith)
  10.19*        Executive Employment Agreement dated November 19, 1998 between the Company and Brian Otis (filed herewith)
  10.20*        Executive Employment Agreement dated November 19, 1998 between the Company and Lawrence Alston (filed herewith)
 *10.21         Sixth Amended and Restated Stockholders' Agreement dated February 13, 1996, among the Company and certain of its stockholders
 *10.22         Amended and Restated IBM Stockholders' Agreement dated May 14,
                1993 among the Company, International Business Machines
                Corporation ("IBM") and certain other stockholders of the
                Company, as amended by a Second Amendment dated March 31, 1994, by a Third Amendment dated June 10, 1994 and by a Fourth
                Amendment dated February 14, 1996
 *10.23         Amended and Restated Registration Rights Agreement dated June 29, 1990 among the Company and certain of its stockholders, as amended by Amendment No. 1 dated October 1, 1990, by Amendment No. 2 dated July 29, 1991, by
                Amendment No. 3 dated March 12, 1992, by Amendment No. 4 dated April 12, 1993, by Amendment No. 5 dated May
                14, 1993, by Amendment No. 6 dated March 31, 1994 and by Amendment No. 7 dated February 13, 1996
 *10.25         Internal Use and Substrate Agreement dated April 10, 1993 between the Company and IBM
 *10.26         Break-Up Agreement dated April 10, 1993 between the Company and IBM
 *10.27         Escrow Agreement dated April 10, 1993 between the Company and IBM
 *10.28         Master Agreement dated April 10, 1993 between the  Company and IBM
 *10.29         First Amended and Restated Agreement Regarding Confidential Information dated February 11, 1993 between Company and IBM
**10.30         Loan and Security Agreement dated December 17, 1996 between the Company and Bank of Boston, as amended
**10.31         $2,000,000 Revolving Note dated December 17, 1996 payable by the Company to Bank of Boston, as amended
# 10.32*        1997 Nonqualified Stock Option Plan
# 10.33         Third Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust
  10.34         Third Amendment to the Loan and Security Agreement and Second Amendment to the Revolving Note dated
                December 17, 1996 between the Company and Bank Boston (filed herewith)
  10.35         Fourth Amendment to the Loan and Security Agreement and Third Amendment to the Revolving Note dated
                December 17, 1996 between the Company and Bank Boston (filed herewith)
  10.36*        Executive Employment Agreement dated November 19, 1998 between the Company and Robert N. Goldman (filed herewith)
  10.37*        Executive Employment Agreement dated November 19, 1998 between the Company and Justin J. Perreault (filed herewith)
  10.38*        Amended and Restated Executive Employment Agreement dated February 23, 1999 between the Company and Justin J.
                Perreault (filed herewith)
  10.39*        Amended and Restated Executive Employment Agreement dated February 23, 1999 between the Company and Robert N.
                Goldman (filed herewith)
  21.1          List of Subsidiaries of the Company  (filed herewith)
  23.1          Consent of PricewaterhouseCoopers  LLP (filed herewith)
  27.1          Financial Data Schedule  (filed herewith)

* Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of our Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

** Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996.

# Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997.

* After an exhibit number: Management contracts and compensatory arrangements.

(b) Reports on Form 8-K

The Company did not file any Report on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            OBJECT DESIGN, INC.

Date: March 30, 1999                        /s/  Justin J. Perreault
                                                 -------------------------------
                                                 Justin J. Perreault
                                                 President and Chief Executive
                                                   Officer and Director

Date: March 30, 1999                       /s/   Lacey Brandt
                                                 -------------------------------
                                                 Lacey Brandt
                                                 Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


       Signature                            Title                               Date
       ---------                            -----                               ----

/s/  Justin J. Perreault                    President and Chief
----------------------------                Executive Officer
Justin J. Perreault                         (Principal Executive
                                            Officer and Director)               March 30, 1999


/s/ Lacey Brandt                            Chief Financial
----------------------------                Officer (Principal
Lacey Brandt                                Financial and Accounting
                                            Officer)                            March 30, 1999


/s/  Robert N. Goldman                      Chairman of the
----------------------------                Board of Directors                  March 30, 1999
Robert N. Goldman


/s/Gerald Bay                               Director                            March 30, 1999
----------------------------
Gerald Bay


/s/Arthur Marks                             Director                            March 30, 1999
----------------------------
Arthur Marks


/s/ Kevin Burns                             Director                            March 30, 1999
----------------------------
Kevin Burns


/s/ David Litwack                           Director                            March 30, 1999
----------------------------
David Litwack