Form 10-Q
period 1999-03-31
OBJECT DESIGN INC
filed 1999-05-14
CIK 1014955

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                         Commission File Number 0-21041

                              OBJECT DESIGN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                             02-0424252
 ------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


      25 MALL ROAD, BURLINGTON, MA                 01803
 --------------------------------------          --------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (781) 674-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X             No
                     -----             -----

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 28,250,983.

OBJECT DESIGN, INC.

INDEX TO FORM 10-Q


PART I--FINANCIAL INFORMATION                                                        Page
-----------------------------                                                        ----


Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998         3

         Consolidated Statements of Operations for the three months
         ended March 31, 1999 and March 31, 1998                                        4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and March 31, 1998                                        5

         Notes to the Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    10


PART II--OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                             10

Item 6.  Exhibits and Reports on Form 8-K                                              10

Signatures                                                                             11


ITEM 1.  FINANCIAL STATEMENTS

OBJECT DESIGN INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES)


                                                                             MARCH 31,   DECEMBER 31,
                                                                               1999          1998
                                                                             ---------   ------------
ASSETS                                                                      (UNAUDITED)
Current assets:
     Cash and cash equivalents                                               $ 16,441      $ 14,846
     Short-term investments                                                     7,308         8,745
     Accounts receivable, net                                                  13,598        15,885
     Prepaid expenses and other current assets                                    877           644
                                                                             --------      --------
Total current assets                                                           38,224        40,120

Property and equipment, net                                                     4,155         4,216
Marketable securities                                                             402         1,020
Capitalized software, net                                                       2,684         2,751
Other assets                                                                      897           885
                                                                             --------      --------
Total assets                                                                 $ 46,362      $ 48,992
                                                                             --------      --------
                                                                             --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           2,448         2,913
     Accrued expenses                                                           3,160         2,281
     Accrued compensation                                                       2,385         3,596
     Deferred revenue                                                           6,038         5,433
                                                                             --------      --------
Total current liabilities                                                      14,031        14,223

Long-term capital lease obligations                                                --            18

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                     --            --
  Common stock, $.001 par value; authorized 200,000,000 shares;
     28,117,730 and 28,049,356 shares issued and outstanding
                                                                                   28            28
  Additional paid-in capital                                                   64,662        64,977
  Treasury stock, at cost, 206 and 39,700 shares                                   (1)         (251)
  Accumulated deficit                                                         (29,919)      (27,910)
  Accumulated other comprehensive loss                                         (1,752)       (1,406)
  Advances to stockholders                                                       (687)         (687)
                                                                             --------      --------
Total stockholders' equity                                                     32,331        34,751
                                                                             --------      --------
Total liabilities and stockholders' equity                                   $ 46,362      $ 48,992
                                                                             --------      --------
                                                                             --------      --------



The accompanying notes are an integral part of the consolidated financial statements.

OBJECT DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                 1999                       1998
Revenues:
   Software                                                   $ 8,204                    $ 9,249
   Services                                                     4,904                      3,777
                                                              -------                    -------
      Total revenues                                           13,108                     13,026
Cost of revenues:
   Cost of software                                               418                        363
   Cost of services                                             2,985                      2,606
                                                              -------                    -------
      Total cost of revenues                                    3,403                      2,969

Gross profit                                                    9,705                     10,057
Operating expenses:
   Selling and marketing                                        7,981                      6,972
   Research and development                                     2,470                      1,932
   General and administrative                                   1,528                      1,325
                                                              -------                    -------

      Total operating expenses                                 11,979                     10,229

Operating loss                                                 (2,274)                      (172)
Other income, net                                                 265                        200
                                                              -------                    -------
Income (loss) before income taxes                              (2,009)                        28
Provision for income taxes                                         --                          3
                                                              -------                    -------
Net income (loss)                                             $(2,009)                   $    25
                                                              -------                    -------
                                                              -------                    -------
Earnings (loss) per share:
Basic                                                         $ (0.07)                   $  0.00
Diluted                                                       $ (0.07)                   $  0.00

Weighted average shares outstanding:
Basic                                                          28,088                     27,529
Diluted                                                        28,088                     29,036



The accompanying notes are an integral part of the consolidated financial statements.

OBJECT DESIGN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ----------------------
                                                               1999          1998
                                                           --------      --------
Cash flows from operating activities:
   Net income (loss)                                       $ (2,009)     $     25
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                              602           572
     Bad debt expense                                           350           227
     Other                                                       20            31
Changes in operating assets and liabilities:
     Accounts receivable                                      1,531          (159)
     Prepaids and other current assets                         (241)          (32)
     Other assets                                               (51)          (52)
     Accounts payable and accrued expenses                     (682)         (931)
     Deferred revenue                                           704           510
                                                           --------      --------
Net cash provided by operating activities                       224           191
                                                           --------      --------
Cash flows from investing activities:
     Capital expenditures                                      (459)         (522)
     Purchases of investments                                (4,006)       (3,179)
     Proceeds from maturities and sales of investments        6,062         1,500
                                                           --------      --------
Net cash provided by (used for) investing activities          1,597        (2,201)
                                                           --------      --------
Cash flows from financing activities:
     Proceeds from the issuance of common stock                 157           130
     Purchases of treasury stock                               (247)           --
     Payments received from shareholder advances                 --           200
     Repayments of capital lease obligations                     (3)          (28)
                                                           --------      --------
Net cash (used for) provided by financing activities            (93)          302
                                                           --------      --------
Effect of exchange rate changes on cash                        (133)         (512)
                                                           --------      --------
Net change in cash and cash equivalents                       1,595        (2,220)

Cash and cash equivalents, beginning of period               14,846        16,345
                                                           --------      --------
Cash and cash equivalents, end of period                   $ 16,441      $ 14,125
                                                           --------      --------
                                                           --------      --------



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated financial statements include the accounts of Object Design, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Certain reclassifications have been made for consistent presentation.

The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

B.  Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three months ended March 31, 1999 and 1998:


(in thousands, except per share amounts)              1999          1998
                                                   -------       -------
Net income (loss)                                  $(2,009)      $    25
                                                   -------       -------
                                                   -------       -------
Weighted average shares outstanding:                28,088        27,529
Stock options (dilutive)                                --         1,507
                                                   -------       -------
Diluted shares                                      28,088        29,036
                                                   -------       -------
                                                   -------       -------

Basic EPS                                          $ (0.07)      $  0.00
Diluted EPS                                        $ (0.07)      $  0.00



Options to purchase 1,960,765 and 1,399,705 shares of common stock that were outstanding for the three months ended March 31, 1999 and 1998, respectively were not included in the computations of diluted earnings per share as the price of the options was greater than the average market price of the common stock for the period reported. The inclusion of these shares would have been anti-dilutive.

C.  Comprehensive Income

The table below sets forth comprehensive loss as defined by Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" for the three-month periods ended March 31, 1999 and 1998:


(in thousands)                                                     1999                  1998
                                                               --------              --------

Net income (loss)                                              $ (2,009)             $     25
Other comprehensive income (loss)
  Foreign currency translation adjustments                         (341)                 (547)
  Unrealized loss on investments                                     (5)                   --
                                                               --------              --------
Comprehensive loss                                             $ (2,355)             $   (522)
                                                               --------              --------
                                                               --------              --------


D.  New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed the evaluation of the impact of the adoption of this new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance. These statements include the words "expect," "believe," "estimate," and similar expressions. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about the basis for those assumptions and factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1998 Annual Report on Form 10-K, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenue for the first quarter of 1999 and 1998.


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                            1999         1998
                                           -----        -----


Total revenues:                              100%         100%
                                           -----        -----
Cost of revenues:
  Software                                     3            3
  Services                                    23           20
                                           -----        -----
Total cost of revenues                        26           23
                                           -----        -----
Gross profit                                  74           77
                                           -----        -----
Operating expenses:
  Selling and marketing                       60           53
  Research and development                    19           15
  General and administrative                  12           10
                                           -----        -----
Total operating expenses                      91           78
                                           -----        -----

Operating loss                               (17)          (1)

Other income, net                              2            1
                                           -----        -----

Income (loss) before income taxes            (15)          --
Provision for income taxes                    --           --
                                           -----        -----
Net income (loss)                            (15)          --
                                           -----        -----
                                           -----        -----


TOTAL REVENUES. Our total revenues increased slightly to $13.1 million for the three months ended March 31, 1999 from $13.0 million for the same period for 1998 is reflecting a 29.8% increase in service revenues partially offset by an 11.3% decrease in software revenues.

SOFTWARE REVENUES. Software revenues decreased 11.3% to $8.2 million for the three months ended March 31, 1999 from $9.2 million for the same period for 1998. The decrease was primarily due in part to the reassignment of certain senior sales managers that took place in the first three months of 1999 and salesforce turnover.

SERVICE REVENUES. Service revenues increased 29.8% to $4.9 million in 1999 for the three months ended March 31, 1999 from $3.8 million for the same period for 1998. The increase in services revenues primarily resulted from the increase in support and maintenance service fees as a result of growth in our installed base.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries increased as a percentage of our total revenues, to 44% for the three months ended March 31, 1999 compared with 37% for the period in 1998. The increase in revenues is due to increased services revenue, primarily support and maintenance revenue.

COST OF SOFTWARE. Cost of software increased 15.2% to $418,000 for the three months ended March 31, 1999 compared to $363,000 for the same period for 1998 and increased as a percent of software revenues to 5.1% from 3.9% for the first three months of 1999 and 1998, respectively. The increase reflects amortization of capitalized software costs related to our eXcelon product and also reflects packaging costs associated with the release of eXcelon in March 1999.

COST OF SERVICES. Cost of services increased 14.5% to $3.0 million for the three months ended March 31, 1999 from $2.6 million for the same period for 1998 and decreased as a percent of service revenues to 60.9% from 69.0% for the corresponding periods. The increase in cost of services reflects growth in staffing necessary to generate and support increased worldwide service revenue and to provide customer support to our installed base. The decrease as a percentage of revenues reflects higher utilization of consulting personnel as well as increased maintenance revenue, which has a higher margin.

SELLING AND MARKETING. Selling and marketing expenses increased 14.5% to $8.0 million for the three months ended March 31, 1999 from $7.0 million for the same period for 1998 and increased as a percentage of total revenues to 60.9% from 53.5% for the same periods. The increase reflects the cost of hiring additional sales and marketing personnel; the development of expanded sales distribution channels, and an increase in promotional activities and marketing programs primarily relating to our eXcelon product. We intend to continue to expand our sales and marketing investment throughout 1999 and as a result expect selling and marketing expenses to continue to increase in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 27.8% to $2.5 million for the three months ended March 31, 1999 from $1.9 million for the same period for 1998 and increased as a percent of total revenues to 18.8% from 14.8% for the same periods. The increase was primarily due to increased staffing and associated personnel-related costs as well as increased project expenditures. We expect that research and development expenses will increase in dollar amount in future periods as we continue to enhance our current product offerings and to develop new products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 15.3% to $1.5 million for the three months ended March 31, 1999 from $ 1.3 million in 1998 and increased as a percentage of total revenues to 11.7% from 10.2% for the same periods. The increase in dollar amount reflects our increased staffing, investments in information technology, professional expenses and other costs associated with expanding operations.

OTHER INCOME. Other income increased 32.5%, to $265,000 for the three months ended March 31, 1999 from $200,000 for the same period for 1998. The increase was largely the result of increased cash balances and higher rates of return on our cash and investments.

PROVISION FOR INCOME TAXES. Our effective tax rate of 10.7% for the three months ended March 31, 1998 reflects an alternative minimum tax provision for federal taxes and certain state and foreign taxes. This effective tax rate is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, our principal sources of liquidity included $24.2 million of cash and marketable securities, a decrease of $0.5 million from December 31, 1998, and a $2.0 million revolving line of credit. The line of credit expires May 31, 1999 and we expect to renew the line of credit at terms similar to the existing agreement. No borrowings were outstanding under the line of credit during the three months ended March 31, 1999, but letters of credit in the amount of $450,000 under the line of credit were outstanding at that date.

Net cash provided by our operating activities was $224,000 for the three months ended March 31, 1999, as compared to $191,000 provided by operating activities for the same period in 1998. The increase in cash provided was primarily due to improvement in accounts receivable collections and increased deferred revenue associated with prepaid maintenance fees, offset by a net loss in the first three months of 1999.

Our investing activities provided $1.6 million of cash for the three months ended March 31, 1999, as compared with cash used for our investing activities of $2.2 million for the same period in 1998. The increase in cash provided was attributable to the net sale of $2.1 million of marketable securities in 1999, compared to the net purchase of $1.7 million of marketable securities in the first three months of 1998.

Our financing activities used cash of $93,000 for the three months ended
March 31, 1999, as compared to $302,000 of cash provided by financing activities in 1998. The decrease was primarily due to the purchase of treasury shares in 1999 of $247,000 and proceeds from the repayment of advances to shareholders in 1998 that was not repeated in 1999.

We believe that current cash, marketable securities, and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond the year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. We are continuing to implement our Year 2000 readiness program according to the plan described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1998 Annual Report on Form 10-K and incorporated herein by reference. During the first quarter of 1999 we incurred costs, excluding internal personnel time of less than $10,000 and we estimate that another $100,000 to $200,000 will be required for our compliance effort during 1999.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro making the Euro their common legal currency. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the Transition Period). We are currently evaluating the business implications of full conversion to the Euro. At this time, we do not believe that the conversion to the Euro will have a material impact on our business during the Transition Period.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1998 Annual Report on Form 10-K and which description is incorporated herein by reference.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT NUMBER                              DESCRIPTION

*3.3      Amended and Restated Certificate of Incorporation
*3.5      Amended and Restated By-laws of the Company
27.1      Financial Data Schedule


---------------
* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OBJECT DESIGN, INC.
                                           (Registrant)

May 14, 1999                               By: /s/
                                              ----------------------------------
                                           Justin J. Perreault
                                           President and Chief Executive Officer

May 14, 1999                               By: /s/
                                              ----------------------------------
                                           Lacey P. Brandt
                                           Chief Financial Officer