Form 10-Q
period 1999-06-30
OBJECT DESIGN INC
filed 1999-08-12
CIK 1014955

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                         Commission File Number 0-21041
                         ------------------------------

                               OBJECT DESIGN, INC.
--------------------------------------------------------------------------------
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

       The number of shares outstanding of the Registrant's common stock as of July 31, 1999 was 28,293,207.

================================================================================

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

Part I - Financial Information                                              Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999                       3
         and December 31, 1998

         Consolidated Statements of Operations for the three and six
         months ended June 30, 1999 and June 30, 1998                          4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 1999 and June 30, 1998                                 5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial                    10
              Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 6. Exhibits and Reports on Form 8-K                                      16

Exhibit Index                                                                 16
Signatures                                                                    17

ITEM 1.    FINANCIAL STATEMENTS




                               OBJECT DESIGN, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             June 30,        December 31,
                                                                                 1999               1998
                                                                          ---------------    ---------------
                                                                          (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                            $   12,593         $   14,846
     Marketable securities                                                     6,667              8,745
     Accounts receivable, net                                                 12,157             15,885
     Prepaid expenses and other current assets                                 1,031                644
                                                                          -----------        -----------
Total current assets                                                          32,448             40,120

Property and equipment, net                                                    4,230              4,216
Marketable securities                                                          4,625              1,020
Capitalized software, net                                                      2,486              2,751
Other assets                                                                     933                885
                                                                          -----------        -----------
Total assets                                                              $   44,722         $   48,992
                                                                          ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                    $     2,590        $     2,913
     Accrued expenses                                                          3,010              2,281
     Accrued compensation                                                      2,282              3,596
     Deferred revenue                                                          6,034              5,433
                                                                         -----------        -----------
Total current liabilities                                                     13,916             14,223

Long-term capital lease obligations                                                -                 18

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                     -                  -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     28,289,407 and 28,049,356 shares issued and outstanding
                                                                                  28                 28
  Additional paid-in capital                                                  64,985             64,977
  Treasury stock, at cost, 39,700 shares in 1998                                   -               (251)
  Accumulated deficit                                                        (31,591)           (27,910)
  Accumulated other comprehensive loss                                        (1,929)            (1,406)
  Advances to stockholders                                                      (687)              (687)
                                                                          -----------        -----------
Total stockholders' equity                                                    30,806             34,751
                                                                          -----------        -----------
Total liabilities and stockholders' equity                                $   44,722        $    48,992
                                                                          ==========        ===========


                       The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                         1999            1998                  1999           1998
                                                         ----            ----                  ----           ----
Revenues:
   Software                                           $ 8,407        $ 11,570               $16,611        $20,818
   Services                                             6,240           4,032                11,144          7,810
                                                        -----           -----                ------          -----
      Total revenues                                   14,647          15,602                27,755         28,628
Cost of revenues:
   Cost of software                                       468             429                   886            792
   Cost of services                                     3,112           2,642                 6,096          5,248
                                                        -----           -----                 -----          -----
      Total cost of revenues                            3,580           3,071                 6,982          6,040

Gross profit                                           11,067          12,531                20,773         22,588
Operating expenses:
   Selling and marketing                                9,046           8,101                17,026         15,073
   Research and development                             2,524           2,076                 4,995          4,008
   General and administrative                           1,451           1,435                 2,980          2,761
                                                        -----           -----                 -----          -----
      Total operating expenses                         13,021          11,612                25,001         21,842

   Operating (loss) income                             (1,954)            919                (4,228)           746

Other income, net                                         326             230                   591            430
                                                          ---             ---                   ---            ---

Income (loss) before income taxes                     (1,628)           1,149               (3,637)          1,176
Provision for income taxes                                 43             115                    43            117
                                                           --           -----                    --          -----

Net (loss) income                                    $(1,671)          $1,034              $(3,680)        $ 1,059
                                                     ========          ======              ========        =======

Earnings (loss) per share:
Basic                                                $ (0.06)          $ 0.04              $ (0.13)         $ 0.04
Diluted                                              $ (0.06)          $ 0.04              $ (0.13)         $ 0.04

Weighted average shares outstanding:
Basic                                                  28,232          27,780                28,160         27,655
Diluted                                                28,232          29,004                28,160         29,014


                       The accompanying notes are an integral part of the consolidated financial statements.

                               OBJECT DESIGN, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)


                                                                              Six Months Ended June 30,
                                                                               1999               1998
                                                                              ------             ------
Cash flows from operating activities:
   Net income(loss)                                                          $(3,680)            $1,059
   Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization                                             1,348              1,117
     Bad debt expense                                                            462                308
     Other                                                                        (3)                66
Changes in operating assets and liabilities:
     Accounts receivable                                                       2,721                189
     Prepaid expenses and other current assets                                  (402)               (74)
     Other assets                                                                (70)                89
     Accounts payable and accrued expenses                                      (753)               486
     Deferred revenue                                                            740                757
                                                                                 ---                ---
Net cash provided by operating activities                                        363              3,997
                                                                                 ---              -----

Cash flows from investing activities:
     Capital expenditures                                                     (1,030)            (1,366)
     Purchased software                                                         (100)            (1,300)
     Purchases of marketable securities                                       (9,663)            (3,564)
     Proceeds from maturities and sales of marketable securities               8,136              2,162
                                                                               -----              -----
Net cash used for investing activities                                       ( 2,657)           ( 4,068)
                                                                             --------           --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                     426                539
     Purchase of treasury stock                                                 (251)                 -
     Payments received from shareholder advances                                   -                200
     Repayments of capital lease obligations                                      11                (44)
                                                                                  --                ----
Net cash provided by financing activities                                        186                695
                                                                                 ---                ---

Effect of exchange rate changes on cash                                         (145)              (596)
                                                                                -----              -----

Net change in cash and cash equivalents                                       (2,253)                28

Cash and cash equivalents, beginning of period                                14,846             16,345
                                                                              ------             ------
Cash and cash equivalents, end of period                                    $ 12,593           $ 16,373
                                                                            ========           ========


                       The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

The consolidated financial statements include the accounts of Object Design, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Certain reclassifications have been made for consistent presentation.

The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

B.       Reportable Segments:

Since the beginning of the second quarter of fiscal 1999 we have implemented two reportable segments: Enterprise Object Databases ("ObjectStore") and XML Data Servers ("eXcelon"). Our ObjectStore segment designs, develops and markets the enterprise object-oriented database, ObjectStore. The product is sold primarily through a direct sales force to companies that embed databases in their software or hardware offerings, high volume web-sites, or corporate information technology architectures that rely on the Java programming language and/ or component-based computing application design. There are C++ and Java programming language versions of ObjectStore. In addition, the ObjectStore segment delivers professional serves including technical support, education, and consulting.

Our eXcelon segment designs, develops and markets the e-business information server, eXcelon. This product is sold primarily through a reseller channel to companies who use it as a high-performance eBusiness information server, supporting extensible markup language (XML), that lets a customer store, manage and distribute eBusiness information through applications on the internet or intranets. XML is a standard published by the World Wide Web Consortium to allow a common data exchange language between companies or within companies between disparate software packages. The eXcelon segment also delivers professional services including technical support, education, and consulting.

Since the beginning of the second quarter of fiscal 1999, our two reportable segments have been managed separately; have their own sales, marketing, and R&D functions; sell through different channels; and market and distribute distinct products and services.

Segment Information for the three months ended June 30, 1999 is as follows:
(in thousands)
                                   ObjectStore          eXcelon          Total
                                   -----------          -------          -----
Revenues:
  License revenues                   $ 8,236            $  171          $ 8,407
  Services revenues                    6,238                 2            6,240
                                       -----                 -            -----
Total revenues                        14,474               173           14,647

Cost of revenues                       3,274               306            3,580

Gross profit (loss)                   11,200              (133)          11,067

Operating expenses                    10,401             2,620           13,021

Operating income (loss)               $  799           $(2,753)         $(1,954)

Total assets                        $ 41,846           $ 2,876          $44,722

C.       Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three and six months ended June 30, 1999 and 1998:



                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                     ---------------------------             -------------------------
(in thousands, except per share amounts)                   1999              1998             1999             1998
                                                           ----              ----             ----             ----
Net income (loss)                                     $ (1,671)            $1,034        $ (3,680)            $1,059
                                                      =========            ======        =========            ======

Weighted average shares outstanding:                     28,232            27,780           28,160            27,655
Stock options (dilutive)                                      -             1,224                -             1,359
                                                         ------            ------           ------            ------
Diluted shares                                           28,232            29,004           28,160            29,014
                                                         ======            ======           ======            ======

Basic EPS                                              $ (0.06)             $0.04         $ (0.13)             $0.04
Diluted EPS                                            $ (0.06)             $0.04         $ (0.13)             $0.04


Options to purchase shares of our common stock of 5,313,846 and 3,657,284 for the three and six months ended June 30, 1999, respectively, and of 1,990,549 and 1,694,540 for the three and six months ended June 30, 1998, were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D.        Comprehensive Income

The table below sets forth comprehensive loss as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                              ---------------------------        -------------------------
                                                                1999              1998             1999             1998
                                                                ----              ----             ----             ----
Net (loss) income                                             $(1,671)           $1,034        $ (3,680)          $ 1,059

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                      (129)            (119)            (470)            (666)
   Unrealized holding loss on securities                          (48)               -              (53)               -
                                                              --------           ------          -------           ------
Total comprehensive expense                                      (177)            (119)            (523)            (666)
                                                                ------            -----           ------            -----
Comprehensive income (loss)                                  $ (1,848)            $ 915        $ (4,203)            $ 393
                                                             =========            =====        =========            =====

E.       New Accounting Standards

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133, " in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have an impact on our financial condition or results of operations.

F.       Concurrent Transactions

We occasionally enter into concurrent transactions in which our software licenses are exchanged for products or services. These transactions are recorded at the estimated fair market value of the product or service received and/or software license value. For the three months ended June 30, 1998, we purchased from one of our customers $2.0 million of technology, which was paid in cash, is included in other assets and will be amortized to cost of software revenue over three years, and that same customer purchased products from us that accounted for $1.5 million of software license revenues. Management believes that these transactions were entered into under normal commercial terms and reflect the fair value of the technology received and the software licensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance. These statements include the words "expect," "believe," "estimate," and similar expressions. Without limiting the generality of the foregoing, statements concerning our expectations of growth in services revenue, cost of services, increases in selling and marketing expenses, replacement of our bank facility, adequacies of our sources of capital and the adoption of SFAS No. 133 are forward looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about the basis for those assumptions and factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenue.

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,

                                            1999      1998           1999       1998
                                            ----      ----           ----       ----
Total revenues:                             100%      100%           100%       100%

Cost of revenues:
  Software                                     3         3              3          3
  Services                                    21        17             22         18
                                           -----      -----          -----      -----
Total cost of revenues                        24        20             25         21

Gross profit                                  76        80             75         79

Operating expenses:
  Selling and marketing                       62        52             61         53
  Research and development                    17        13             18         14
  General and administrative                  10         9             11         10
                                           -----      -----          -----      -----
Total operating expenses                      89        74             90         77

Operating income (loss)                     (13)         6           (15)          2

Other income, net                              2         1              2          2

Income (loss) before income taxes           (11)         7           (13)          4
Provision for income taxes                     -         1              -          -
                                           -----      -----          -----      -----
Net income (loss)                          (11)%        6%          (13)%         4%
                                           =====      =====         =====      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. Our total revenues decreased 6.1% to $14.6 million for the three months ended June 30, 1999 from $15.6 million for the three months ended June 30, 1998. Total revenues for the six months ended June 30, 1999 decreased 3.0% to $27.8 million down from $28.6 million for the same period last year. This decline resulted from lower software revenues partially offset by stronger services revenues.

SOFTWARE REVENUES. Software revenues decreased 27.3% to $8.4 million for the three-month period ended June 30, 1999 from $11.6 million for the three-month period ended June 30, 1998. Software revenues decreased 20.2% to $16.6 million for the six-month period ended June 30, 1999 from $20.8 million for the six-month period ended June 30, 1998. The decrease was due in part to the failure to close certain large customer purchases and in part to the negative impact of decreased ObjectStore marketing and lead generation programs, related to the increased management attention and marketing resources devoted to the launch of the eXcelon product-line.

SERVICE REVENUES. Service revenues increased 54.8% to $6.2 million for the three-month period ended June 30, 1999 from $4.0 million for the three-month period ended June 30, 1998. Service revenues increased 42.7% to $11.1 million for the six-month period ended June 30, 1999 from $7.8 million for the six-month period ended June 30, 1998. The increase was primarily the result of increased consulting revenues for customer deployments and training as well as increased maintenance revenues reflecting growth in the Company's installed base. While we expect service revenues to increase in future quarters, we do not expect year over year growth rates as high as we experienced this quarter.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries as a percentage of our total revenues was 37.4% for the three months ended June 30, 1999 compared with 37.7% for the corresponding period in 1998. Revenues from international operations as a percentage of total revenues for the six-month periods ended June 30, 1999 and 1998 were 40.3% and 37.3%. The increase in international revenues as a percentage of total Company revenues is due to weaker U.S. software revenues paired with increased software revenues in the Asia Pacific region.

COST OF SOFTWARE. Cost of software increased 9.1% to $468,000 for the three-month period ended June 30, 1999 from $429,000 for the three-month period ended June 30, 1998 and increased as a percent of software revenues to 5.6% from 3.7% for June 30, 1999 and 1998, respectively. Cost of software increased 11.9% to $886,000 for the six-month period ended June 30, 1999 from $792,000 for the six-month period ended June 30, 1998 and increased as a percent of software revenues to 5.3% from 3.8% for the same periods, respectively. The increase in cost of software as a percentage of software revenue reflects the amortization of purchased technologies in association with the release of eXcelon in March 1999. The amortization of purchased technologies will continue to make the cost of software as a percentage of software revenues higher than in 1998 for the remainder of 1999.

COST OF SERVICES. Cost of services increased 17.8% to $3.1 million for the three months ended June 30, 1999 from $2.6 million for the three-month period ended June 30, 1998 and decreased as a percent of service revenues to 49.9% from 65.5% for the same periods. Cost of services increased 16.2% to $6.1 million for the six months ended June 30, 1999 from $5.2 million for the six-month period ended June 30, 1998 and decreased as a percent of service revenues to 54.7% from 67.2% for the same periods. The increase in cost of services reflects the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our growing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher demand of consulting personnel in 1999. We expect cost of services to continue to grow in absolute dollars, but to vary as a percentage of service revenues.

SELLING AND MARKETING. Selling and marketing expenses increased 11.7% to $9.0 million for the three months ended June 30, 1999 from $8.1 million for the three months ended June 30, 1998 and increased as a percentage of revenues to 61.8% from 51.9%. Selling and marketing expenses increased 13% to $17.0 million for the six months ended June 30, 1999 from $15.1 million for the six months ended June 30, 1998 and increased to 61.3% from 52.7% of total revenues. The increase resulted primarily from increased marketing expenditures associated with eXcelon. We intend to continue to invest in marketing for eXcelon through direct mail, seminars, print and banner advertising, and trade shows as well as other direct/ indirect methods. As a result we expect selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 21.6% to $2.5 million for the three months ended June 30, 1999 from $2.1 million for the three months ended June 30, 1998 and increased as a percentage of revenue to 17.2% from 13.3%. Research and development expenses increased 24.6% to $5.0 million for the six months ended June 30, 1999 from $4.0 million for the six months ended June 30, 1998 and increased to 18.0% from 14.0% of total revenues. The increase was due to increased staff and investments in new technologies (primarily eXcelon) as well as continued enhancements to existing products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 1.1% to $1.5 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998 and increased as a percentage of revenue to 10.0% from 9.2%. General and administrative expenses increased 7.9% to $3.0 million for the six months ended June 30, 1999 from $2.8 million for the six months ended June 30, 1998 and increased to 10.7% from 9.6% of total revenues. The increase in absolute dollars for the six month period is reflective of increased staffing, investments in information technology, legal expenses and other costs associated with expanding operations (primarily with respect towards eXcelon).

OTHER INCOME. Other income increased 41.7% to $326,000 for the three-month period ended June 30, 1999 from $230,000 for the corresponding period in 1998. Other income increased 37.4% to $591,000 for the six-month period ended June 30, 1999 from $430,000 for the corresponding period in 1998. The increase was largely the result of higher cash balances as well as some movement to longer term investments which yield a higher rate of return.

PROVISION FOR INCOME TAXES. During the quarter we paid taxes in association with doing business. No other taxes were provided for due to our net loss. Our effective tax rate for the three and six month ended June 30, 1998 was 10%. The effective tax rate in 1998 reflects an alternative minimum tax provision for federal taxes and certain state and foreign taxes. The effective tax rate is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1999, our principal sources of liquidity included $19.3 million of cash and cash equivalents and short-term investments and a revolving line of credit. Our revolving line of credit for $2,000,000 expired on June 30, 1999 and an amendment was signed to grant waivers on certain covenants and extend the facility until December 31, 1999 at a reduced amount of $450,000 collateralized by an escrow account. We are currently negotiating with another bank to grant a new revolving credit line of $2,000,000. While we expect to have this facility in place in September, there can be no guarantees that we will achieve this timeframe. No borrowings were outstanding under the line of credit during the six-month period ended June 30, 1999, but letters of credit in the amount of $450,000 issued under the line of credit were outstanding at that date.

   Net cash provided by operating activities was $0.4 million for the six months ended June 30, 1999 compared to $4.0 million provided in the corresponding period in 1998. The decrease in cash provided by operating activities is due to the net loss during the six months ended June 30, 1999 offset in part by better receivable turnover in the period and higher depreciation and amortization.

   Our investing activities used $2.7 million of cash for the six months ended June 30, 1999 compared with cash used by our investing activities of $4.1 million in 1998. The decrease was attributable primarily to the net purchase of $1.3 million purchase of technology in 1998 compared to $0.1 of technology purchased in 1999.

   Our financing activities provided $0.2 million and $0.7 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in 1999 was the result of the purchase of treasury stock as well as the absence of repayments of shareholder advances.

   We believe that our current cash, cash equivalents, marketable securities, bank facilities and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months.

YEAR 2000 COMPLIANCE

Concerns have been widely expressed regarding the inability of certain computer programs to properly process certain date information beyond the year 1999.
These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem.

STATE OF READINESS

We have developed a Year 2000 readiness plan focusing on: (i) assessing the readiness of our product offerings, internal business systems, and major vendors and suppliers; (ii) addressing known risks; and (iii) planning and budgeting for reasonable likely contingencies.

We have completed testing our current product offerings for Year 2000 compliance. Some limited testing of newly acquired products is ongoing. Based on our review to date, we believe that our current product offerings are Year 2000 compliant. We have conducted only limited testing of products that are no longer offered, and thus the Year 2000 compliance of such products is generally not known. Many of these untested products are previous releases of current offerings. Our customers can upgrade many of these products to achieve Year 2000 compliance.

We are also in the process of reviewing and upgrading our internal information technology and business systems, both domestically and internationally, to ensure Year 2000 readiness. This process is complete with respect to the majority of our mission-critical systems. We expect to continue testing our internal systems and to undertake necessary corrective measures throughout 1999.

Finally, we have commenced a program to survey the Year 2000 readiness of our major vendors and suppliers, with a particular focus on the Year 2000 readiness of our key vendors and suppliers. This process is complete with respect to the majority of our key vendors and suppliers. We expect to continue this process throughout the remainder of 1999. Where we believe that a particular vendor or supplier poses unacceptable Year 2000 risks, we will identify an alternative supply source.

COSTS OF YEAR 2000 COMPLIANCE

Costs incurred in the Year 2000 compliance effort will be expensed as incurred. During the first six months of 1999 we incurred costs, excluding internal personnel time, of less than $50,000 and we estimate that less than $25,000 will be required for our compliance effort during the remainder of 1999. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of noncompliance by parties with whom we do not have a direct relationship. In particular, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for the purchase of our products and services.

RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

Our worst-case Year 2000 scenarios include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone service, Internet services, etc.) either which could significantly disrupt our operations. We are in the process of reviewing our contingency planning in all of these areas and expect the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work-arounds" for internal software failure, and substitution of systems, if needed.

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

NEW ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. We will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133, " in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have an impact on our financial condition or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, and which description is incorporated herein by reference.

Part II:     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 26, 1999, the Annual Meeting of Stockholders of Object Design, Inc. was held in Burlington, Massachusetts. An election of directors was held with the following individuals being elected to the Board of Directors of Object Design, Inc. as Class III directors for a three-year term of office:

                           TOTAL VOTE FOR            TOTAL VOTE WITHHELD
                           EACH DIRECTOR             FROM EACH DIRECTOR

Robert N. Goldman          20,025,059                    198,476
Kevin J. Burns             20,135,000                     88,535

Justin J. Perreault, Gerald B. Bay, Arthur J. Marks and David A. Litwack continue as Directors.

The following matter was voted upon and approved by the stockholders at the meeting:

A proposal to approve an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for grant thereunder by 200,000.

FOR               AGAINST           ABSTAIN
---               -------           -------
19,933,432        244,234           45,869

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                              Description

*3.3      Amended and Restated Certificate of Incorporation
*3.5      Amended and Restated By-laws of the Company
10.40 Fourth Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust
10.41 Sixth Amendment to the Loan and Security Agreement and Fourth Amendment to the Revolving Note dated December 17, 1996 between the Company and Bank Boston
27.1      Financial Data Schedule

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           OBJECT DESIGN, INC.
                                           (Registrant)



August 12, 1999                 By: /s/ Justin J. Perreault
                                   ---------------------------------------------
                                Justin J. Perreault
                                President and Chief Executive Officer



August 12, 1999                 By: /s/ Lacey P. Brandt
                                   ---------------------------------------------
                                Lacey P. Brandt
                                Chief Financial Officer