Form 10-Q
period 1999-09-30
OBJECT DESIGN INC
filed 1999-11-15
CIK 1014955

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                         Commission File Number 0-21041

                               OBJECT DESIGN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            02-0424252
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)


      25 Mall Road, Burlington, MA                                 01803
----------------------------------------                        ----------
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

The number of shares outstanding of the Registrant's common stock as of October 31, 1999 was 28,495,430.

================================================================================

                               OBJECT DESIGN, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998                                                3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1999 and September 30, 1998               4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1999 and September 30, 1998                      5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial                    8
              Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 6. Exhibits and Reports on Form 8-K                                     13

Exhibit Index                                                                13

Signatures                                                                   14

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               Object Design, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                            September 30,       December 31,
                                                                                 1999               1998
                                                                           ----------------    --------------
                                                                             (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                   $ 9,860           $ 14,846
     Marketable securities                                                         6,443              8,745
     Accounts receivable, net                                                     14,310             15,885
     Prepaid expenses and other current assets                                    1, 320                644
                                                                                --------           --------
Total current assets                                                              31,933             40,120

Property and equipment, net                                                        4,605              4,216
Marketable securities                                                              4,603              1,020
Capitalized software, net                                                          2,752              2,751
Other assets                                                                       1,153                885
                                                                                --------           --------
Total assets                                                                    $ 45,046           $ 48,992
                                                                                ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                            $ 3,762            $ 2,913
     Accrued expenses                                                              3,775              2,281
     Accrued compensation                                                          2,639              3,596
     Deferred revenue                                                              6,533              5,433
                                                                                --------            -------
Total current liabilities                                                         16,709             14,223

Long-term capital lease obligations                                                    -                 18

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                         -                  -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     28,454,120 and 28,049,356 shares issued and outstanding
                                                                                      28                 28
  Additional paid-in capital                                                      65,157             64,977
  Treasury stock, at cost, 39,700 shares in 1998                                       -               (251)
  Accumulated deficit                                                            (34,746)           (27,910)
  Accumulated other comprehensive loss                                            (1,529)            (1,406)
  Advances to stockholders                                                          (573)              (687)
                                                                                ---------           --------
Total stockholders' equity                                                        28,337             34,751
                                                                                ---------           --------
Total liabilities and stockholders' equity                                       $45,046            $48,992
                                                                                =========           ========


                       The accompanying notes are an integral part of the consolidated financial statements.

                               Object Design, Inc.
                      Consolidated Statements of Operations
               (Unaudited and in thousands, except per share data)


                                                                Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                                1999           1998                     1999          1998
                                                                ----           ----                     ----          ----
Revenues:
   Software                                                  $ 9,247        $11,415                  $25,858       $32,234
   Services                                                    6,396          5,213                   17,541        13,022
                                                             -------        -------                  -------       -------
      Total revenues                                          15,643         16,628                   43,399        45,256
Cost of revenues:
   Cost of software                                            1,012            457                    1,899         1,249
   Cost of services                                            3,129          2,600                    9,225         7,848
                                                             -------        -------                  -------       -------
      Total cost of revenues                                   4,141          3,057                   11,124         9,097

Gross profit                                                  11,502         13,571                   32,275        36,159
Operating expenses:
   Selling and marketing                                       9,733          8,073                   26,759        23,146
   Research and development                                    2,593          2,248                    7,588         6,256
   General and administrative                                  1,641          1,443                    4,621         4,204
   Restructuring charge                                          945              -                      945             -
                                                             -------        -------                  -------       -------
      Total operating expenses                                14,912         11,764                   39,913        33,606

   Operating income (loss)                                   (3,410)          1,807                  (7,638)         2,553

Other income, net                                                255            267                      845           697
                                                             -------        -------                  -------       -------

Income (loss) before income taxes                            (3,155)          2,074                   (6,793)        3,250
Provision for income taxes                                        -             207                       43           324
                                                             -------        -------                  -------       -------

Net income (loss)                                           $(3,155)         $1,867                 $(6,836)       $ 2,926
                                                            ========         ======                 ========       =======

Earnings (loss) per share:
Basic                                                       $ (0.11)         $ 0.07                 $ (0.24)        $ 0.11
Diluted                                                     $ (0.11)         $ 0.06                 $ (0.24)        $ 0.10

Weighted average shares outstanding:
Basic                                                         28,360         27,863                   28,228        27,724
Diluted                                                       28,360         29,059                   28,228        29,033


                       The accompanying notes are an integral part of the consolidated financial statements.


                               Object Design, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                          (Unaudited and in thousands)

                                                                              1999               1998
                                                                              ----               ----
Cash flows from operating activities:
   Net income(loss)                                                         $(6,836)             $2,926
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                             2,519              1,746
     Bad debt expense                                                            904                411
     Other                                                                       115                131
Changes in operating assets and liabilities:
     Accounts receivable                                                         483              (143)
     Prepaid expenses and other current assets                                 (554)              (314)
     Other assets                                                              (248)                 66
     Accounts payable and accrued expenses                                     1,302              1,938
     Deferred revenue                                                          1,146              1,239
                                                                             -------            -------
Net cash provided by (used for) operating activities                         (1,169)              8,000
                                                                             -------            -------

Cash flows from investing activities:
     Capital expenditures                                                    (1,718)            (1,902)
     Purchased software                                                      (1,151)            (2,000)
     Purchases of marketable securities                                     (13,048)            (5,837)
     Proceeds from maturities and sales of marketable securities              11,768              2,201
                                                                             -------            -------
Net cash used for investing activities                                       (4,149)            (7,538)
                                                                             -------            -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                     565                623
     Purchase of treasury stock                                                (251)                  -
     Payments received from shareholder advances                                   -                200
     Repayments of capital lease obligations                                       8               (61)
                                                                             -------            -------
Net cash provided by financing activities                                        322                762
                                                                             -------            -------

Effect of exchange rate changes on cash                                           10              (759)
                                                                             -------            -------

Net change in cash and cash equivalents                                      (4,986)                465

Cash and cash equivalents, beginning of period                                14,846             16,345
                                                                             -------            -------
Cash and cash equivalents, end of period                                     $ 9,860           $ 16,810
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

The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

B.       Reportable Segments

In the prior quarter we reported two segments. As a result of re-positioning of our business, we now report one business segment.

C.       Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three and nine months ended September 30, 1999 and 1998 (in thousands, except per share amounts):

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                      September 30,
                                                           1999              1998             1999              1998
                                                           ----              ----             ----              ----
Net income (loss)                                     $ (3,155)            $1,867        $ (6,836)            $2,926
                                                      =========            ======        =========            ======

Weighted average shares outstanding:                     28,360            27,863           28,228            27,724
Stock options (dilutive)                                      -             1,196                -             1,309
                                                      ---------            ------        ---------            ------
Diluted shares                                           28,360            29,059           28,228            29,033
                                                         ======            ======           ======            ======

Basic EPS                                              $ (0.11)             $0.07         $ (0.24)             $0.11
Diluted EPS                                            $ (0.11)             $0.06         $ (0.24)             $0.10


Options to purchase 5,623,697 and 3,983,132 shares of our common stock for the three and nine months ended September 30, 1999, respectively, were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

D.        Restructuring Charge

During the three months ended September 1999, we recorded a restructuring charge in the amount of $945,000, in connection with re-positioning the company for future growth. The charge is composed of the following (in thousands):

Severance                                                              $ 811
Office closure                                                            64
Marketing program cancellation                                            70
                                                                       ------

Total restructuring charge                                             $ 945
                                                                       ======

E.        Comprehensive Income

The table below sets forth comprehensive loss as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                         1999             1998            1999             1998
                                                         ----             ----            ----             ----
Net income (loss)                                    $(3,155)           $1,867        $(6,836)           $2,926
Other comprehensive income, net of tax:
   Foreign currency translation adjustments               414              115            (56)            (551)
   Unrealized holding gain (loss) on securities          (15)               15            (68)               15
                                                     --------           ------        --------           ------
Total other comprehensive income (expense)                399              130           (124)            (536)
                                                     --------           ------        --------           ------
Comprehensive income (loss)                          $(2,756)           $1,997        $(6,960)           $2,390
                                                     ========           ======        ========           ======


F.       New Accounting Standards

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

G.       Concurrent Transactions

We occasionally enter into concurrent transactions in which our software licenses are exchanged for products or services. These transactions are recorded at the estimated fair market value of the product or service received and/or software license value. During the nine months ended September 30, 1998, we purchased from one of our customers $2.0 million of technology, which was paid in cash, is included in other assets and is being amortized to cost of software revenue over three years. Concurrently, that same customer purchased products from us that accounted for $1.5 million of software license revenues. Management believes that these transactions were entered into under normal commercial terms and reflect the fair value of the technology received and the software licensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance. These statements include the words "expect," "believe," "estimate," and similar expressions. Without limiting the generality of the foregoing, statements concerning our expectations of growth in services revenue, our expectations of revenues from international operations, cost of services, increases in selling and marketing expenses, increases in research and development expenses, adequacy of our sources of capital and the adoption of SFAS No. 133 are forward looking statements. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about the basis for those assumptions and factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenues.
                                       Three Months Ended      Nine Months Ended
                                            September 30,        September 30,

                                        1999      1998         1999      1998
                                        ----      ----         ----      ----

Total revenues:                         100%      100%         100%      100%
Cost of revenues:
  Software                                 6         3            5         3
  Services                                20        15           21        17
                                        ----      ----         ----      ----
Total cost of revenues                    26        18           26        20

Gross profit                              74        82           74        80

Operating expenses:
  Selling and marketing                   62        49           62        51
  Research and development                17        13           17        14
  General and administrative              11         9           11         9
  Restructuring charge                     6         -            2         -
                                        ----      ----         ----      ----
Total operating expenses                  96        71           92        74

Operating income (loss)                 (22)        11         (18)         6

Other income, net                          2         1            2         1
                                        ----      ----         ----      ----
Income (loss) before income taxes       (20)        12         (16)         7
Provision for income taxes                 -         1            -         1
                                        ----      ----         ----      ----
Net income (loss)                      (20)%       11%        (16)%        6%
                                       =====      =====       =====      =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. Our total revenues decreased 5.9% to $15.6 million for the three months ended September 30, 1999 from $16.6 million for the three months ended September 30, 1998. Total revenues for the nine months ended September 30, 1999 decreased 4.1% to $43.4 million down from $45.3 million for the same period last year. This decline resulted from lower software revenues partially offset by stronger services revenues.

SOFTWARE REVENUES. Software revenues decreased 19.0% to $9.2 million for the three months ended September 30, 1999 from $11.4 million for the three months ended September 30, 1998. Software revenues decreased 19.8% to $25.9 million for the nine months ended September 30, 1999 from $32.2 million for the nine months ended September 30, 1998. The decrease was due to lower sales of our ObjectStore products, offset in part by growth in our new eXcelon and Javlin product lines.

SERVICE REVENUES. Service revenues increased 22.7% to $6.4 million for the three months ended September 30, 1999 from $5.2 million for the three months ended September 30, 1998. Service revenues increased 34.7% to $17.5 million for the nine months ended September 30, 1999 from $13.0 million for the nine months ended September 30, 1998. The increase was primarily the result of increased consulting revenues for customer deployments and training as well as increased maintenance revenues reflecting growth in the Company's installed base. While we expect service revenues to increase in future quarters, we do not expect year over year growth rates as high as we experienced this quarter.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries as a percentage of our total revenues was 41.0% for the three months ended September 30, 1999 compared with 39.7% for the corresponding period in 1998. Revenues from international operations as a percentage of total revenues for the nine-month periods ended September 30, 1999 and 1998 were 40.6% and 38.2%, respectively. We expect international revenues as a percentage of total revenues to continue to fluctuate slightly in future periods.

COST OF SOFTWARE. Cost of software increased 121.4% to $1.0 million for the three months ended September 30, 1999 from $457,000 for the three months ended September 30, 1998 and increased as a percent of software revenues to 10.9% from 4.0% for September 30, 1999 and 1998, respectively. Cost of software increased 52.0% to $1.9 million for the nine months ended September 30, 1999 from $1.2 million for the nine months ended September 30, 1998 and increased as a percent of software revenues to 7.3% from 3.9% for the same periods, respectively. The increase in cost of software as a percentage of software revenue reflects the write-off during the three months ended September 30, 1999 of certain previously purchased technologies, and the amortization of purchased technologies related to the eXcelon product line. The amortization of purchased technologies will continue to make the cost of software as a percentage of software revenues higher than in 1998 for the remainder of 1999.

COST OF SERVICES. Cost of services increased 20.3% to $3.1 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998 and decreased as a percent of service revenues to 48.9% from 49.9% for the same periods. Cost of services increased 17.5% to $9.2 million for the nine months ended September 30, 1999 from $7.8 million for the nine months ended September 30, 1998 and decreased as a percent of service revenues to 52.6% from 60.3% for the same periods. The increase in cost of services reflects the growth in staffing necessary to generate and support increased worldwide service revenue and provide ongoing quality customer support to our growing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher utilization of consulting personnel resulting from increased demand for our services in 1999. We expect cost of services to continue to grow in absolute dollars, but to vary as a percentage of service revenues.

SELLING AND MARKETING. Selling and marketing expenses increased 20.6% to $9.7 million for the three months ended September 30, 1999 from $8.1 million for the three months ended September 30, 1998 and increased as a percentage of revenues to 62.2% from 48.6%. Selling and marketing expenses increased 15.6% to $26.8 million for the nine months ended September 30, 1999 from $23.1 million for the nine months ended September 30, 1998 and increased to 61.7% from 51.1% of total revenues. The increase resulted primarily from increased marketing expenditures associated with our new eXcelon and Javlin product lines. We intend to continue to invest in marketing for eXcelon and Javlin through direct mail, seminars, print and banner advertising, and trade shows as well as other direct and indirect methods. As a result we expect selling and marketing expenses to continue to increase in future periods, but to vary as a percentage of revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 15.3% to $2.6 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998 and increased as a percentage of revenue to 16.6% from 13.5%. Research and development expenses increased 21.3% to $7.6 million for the nine months ended September 30, 1999 from $6.3 million for the nine months ended September 30, 1998 and increased to 17.5% from 13.9% of total revenues. The increase was due to increased staff and investments in new technologies (primarily eXcelon and Javlin) as well as continued enhancements to existing products. We expect research and development expenses to continue to increase in future periods, but to vary as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 13.7% to $1.6 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998 and increased as a percentage of revenue to 10.5% from 8.7%. General and administrative expenses increased 9.9% to $4.6 million for the nine months ended September 30, 1999 from $4.2 million for the nine months ended September 30, 1998 and increased to 10.6% from 9.3% of total revenues. The increase is due to costs associated with expanding operations (primarily with respect to new products) and legal expenses.

RESTRUCTURING CHARGE. During the three months ended September 1999, we recorded a restructuring charge in the amount of $945,000, in connection with re-positioning the company for future growth. The charge is composed of severance costs for eleven employees, including two corporate officers, closure costs of excess office space, and cancellation costs of certain marketing initiatives.

OTHER INCOME. Other income decreased 4.5% to $255,000 for the three months ended September 30, 1999 from $267,000 for the corresponding period in 1998. The decrease was the result of lower cash balances earning interest during the three months ended September 30, 1999. Other income increased 21.3% to $845,000 for the nine months ended September 30, 1999 from $697,000 for the corresponding period in 1998. The increase in 1999 over 1998 for the comparative nine-month periods was largely the result of overall higher cash balances as well as some movement to longer-term investments that yield a higher rate of return.

PROVISION FOR INCOME TAXES. No income taxes, other than corporate exise taxes, were provided for during the three and nine months ended September 30, 1999 due to our net loss. Our effective tax rate for the three and nine months ended September 30, 1998 was 10%. The effective tax rate in 1998 reflects an alternative minimum tax provision for federal taxes and certain state and foreign taxes. The effective tax rate is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, our principal sources of liquidity included $16.3 million of cash, cash equivalents and short-term investments, as well as a $2.0 million revolving line of credit with Silicon Valley Bank entered into in September 1999. Availability under the line of credit, expiring September 2000, is based on a formula of eligible accounts receivable, subject to compliance with certain covenants. Borrowings are secured by our assets, excluding intellectual property, and bear interest at the bank's prime rate. At September 30, 1999, no borrowings were outstanding, and we were in compliance with the bank's covenants.

Net cash used for operating activities was $1.2 million for the nine months ended September 30, 1999 compared to net cash of $8.0 million provided in the corresponding period in 1998. The decrease in cash provided by operating activities is primarily due to the net loss during the nine months ended
September 30, 1999 offset in part by improved cash management and higher non-cash depreciation and amortization expense.

Our investing activities used $4.1million of cash for the nine months ended September 30, 1999 compared with cash used by our investing activities of $7.5 million in 1998. The decrease was due primarily to less cash invested in marketable securities and purchased software during the 1999 period.

Our financing activities provided $322,000 and $762,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was primarily the result of the purchase of treasury stock as well as the absence of repayments of shareholder advances.

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

We have reviewed and begun upgrading our internal information technology and business systems, both domestically and internationally, to ensure Year 2000 readiness. This process is complete with respect to the majority of our mission-critical systems. We expect to continue testing our internal systems and to undertake necessary corrective measures during the remainder of 1999.

Finally, we have surveyed the Year 2000 readiness of our major vendors and suppliers. This process is complete with respect to the majority of our key vendors and suppliers. We expect to continue this process throughout the remainder of 1999. Where we believe that a particular vendor or supplier poses unacceptable Year 2000 risks, we will identify an alternative supply source.

COSTS OF YEAR 2000 COMPLIANCE

Costs incurred in the Year 2000 compliance effort will be expensed as incurred. During the first nine months of 1999 we incurred costs, excluding internal personnel time, of less than $50,000, and we estimate that less than $50,000 will be required for our compliance effort during the remainder of 1999. We cannot, of course, predict the nature or materiality of the impact on our operations or operating results of noncompliance by parties with whom we do not have a direct relationship. In particular, the purchasing patterns of customers or potential customers have been affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for the purchase of our products and services.

RISK OF YEAR 2000 ISSUES AND CONTINGENCY PLANS

Our worst-case Year 2000 scenarios include: (i) undetected errors or uncorrected defects in our current product offerings; (ii) corruption of data contained in our internal information systems; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone service, Internet services, etc.) any of which could significantly disrupt our operations. We are in the process of reviewing our contingency planning in all of these areas and expect the plans to include, among other things, the availability of support personnel to assist with customer support issues, manual "work-arounds" for internal software failure, and substitution of systems, if needed.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, which description is incorporated herein by reference.


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings, either outstanding or pending, with respect to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NUMBER                              DESCRIPTION

*3.3     Amended and Restated Certificate of Incorporation
*3.5     Amended and Restated By-laws of the Company
10.42 Separation Agreement and General Release dated September 1, 1999 between the Company and Justin J. Perreault
10.43 Separation Agreement and General Release dated September 1, 1999 between the Company and Kirk Bowman
10.44 Amended and Restated Executive Employment Agreement dated September 2, 1999 between the Company and Robert N. Goldman
10.45 Executive Employment Agreement dated September 1, 1999 between the Company and Ross Hinchcliffe
10.46 Executive Employment Agreement dated September 1, 1999 between the Company and Satish Maripuri
10.47 Executive Employment Agreement dated May 19, 1999 between the Company and Daniel E. O'Connor
10.48 Asset Purchase Agreement dated September 30, 1999 between the Company and Transformis LLC
10.49 Loan and Security Agreement dated September 30, 1999 between the Company and Silicon Valley Bank
27.1     Financial Data Schedule

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Object Design, Inc. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           OBJECT DESIGN, INC.
                                           (Registrant)



November 12, 1999                   By: /s/ Robert N. Goldman
                                       -----------------------------------------
                                    Robert N. Goldman
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer



November 12, 1999                   By: /s/ Lacey P. Brandt
                                       -----------------------------------------
                                    Lacey P. Brandt
                                    Chief Financial Officer