Form 10-K
period 1999-12-31
EXCELON CORP
filed 2000-03-31
CIK 1014955

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-21041

                               EXCELON CORPORATION
                         (Formerly Object Design, Inc.)
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

                       25 Mall Road, Burlington, MA 01803
                      ---------------------------------
               (Address of principal executive offices) (Zip Code)


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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 28, 2000 as reported by the NASDAQ National Market, was approximately $533,628,606. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and holder of 10% or more of the voting stock of the Registrant is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had 29,128,162 shares of Common Stock outstanding as of February 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of our Definitive Proxy Statement for our 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 34.

================================================================================

PART I

ITEM 1.  BUSINESS

OVERVIEW

eXcelon Corporation (formerly Object Design, Inc.) is a leading provider of software products and services used for building and deploying business-to-business ("B2B") software applications that enable companies to engage in dynamic B2B commerce across the Internet ("e-business"). We have two major product lines: our Data Server line of data management software products, and our recently expanded Dynamic B2B Solutions product line for building B2B applications. During 1999, more than 90% of our total revenues were derived from sales of Data Server product licenses and related services.

In the first quarter of 1999, we introduced our first B2B product called eXcelon, an eXtensible Markup Language ("XML")-based application development platform for building and deploying dynamic electronic commerce applications. With its related suite of XML development tools, this product was designed to enable companies to create dynamic, high-value electronic partnerships that can accommodate the rapid pace of change in the B2B commerce environment. Over the course of 1999, we have increasingly shifted our focus to our Dynamic B2B Solutions product line, and in January 2000 we changed our company name from Object Design, Inc. to eXcelon Corporation to better reflect this new business focus.

We believe that our Dynamic B2B Solutions will be the foundation for creating a new class of applications for B2B integration and collaboration, enabling corporations to leverage a wide range of business partners to create sustainable competitive advantage. Our B2B software enables companies to establish direct links and business process integration with their customers, suppliers, partners, and electronic B2B marketplaces, and to broaden and coordinate interactions and information exchange between a wide variety of partners, both tactical and strategic. Our software is designed to coordinate the interactions, interoperability, and connectivity between one or many business partners, by supporting a broad range of existing and emerging B2B communications standards including XML, traditional electronic data interchange, or EDI, and XML-based B2B frameworks, such as RosettaNet, Microsoft's BizTalk, Acord, fpML, and cXML. In addition to our software offerings, we offer eXcelon eSolutions, a comprehensive suite of business and technical consulting services to assist our customers in planning and implementing dynamic B2B applications. eSolutions also includes a set of vertical industry frameworks and application modules for quick and cost-effective creation of B2B solutions in specific vertical markets. One such framework is built around the XML-based Acord standard used in the insurance industry.

We believe that our Dynamic B2B Solutions provide our customers with:

IMPROVED EFFICIENCIES AND OPPORTUNITIES FOR COST REDUCTION. Our solutions enable companies to define and automate their business processes and practices in a way that best leverages their partners, creating opportunities to outsource non-core business functions, engage in collaborative forecasting with suppliers for better inventory control, automate collections, and streamline product launches into the sales channel. Our solutions also enable companies to broaden their trading networks, creating opportunities for more competitive bidding for services, materials, and supplies, automated access to Internet procurement systems ensuring lowest cost buying, and better customer service via more responsive and motivated partners in local markets.

NEW REVENUE OPPORTUNITIES. Our solutions enable companies to gain increased market share by bringing products and value-added services to market more quickly. For example, a manufacturer can link its customers' procurement system directly to its ordering system, or list its products on one or many eMarkets, which in turn may be linked to the same ordering system. Our solutions provide a platform for rich and real-time business information exchange. With this type of exchange, a manufacturer can quickly change and deploy new kinds of service contracts, by first outsourcing specialized options to a broader set of business partners, and then communicating this new service option quickly and efficiently to the supply channel.

PRODUCTS & SERVICES

We operate in a single industry segment (computer software and related services) within which we have two major product lines. Our Dynamic B2B product line encompasses our solutions for addressing the B2B market - our new core business. Our Data Server product line includes the products we sell primarily into the telecommunications and embedded independent software vendor ("ISV") markets.

DATA SERVER PRODUCTS

Our Data Server products and services include ObjectStore and Javlin. Our Data Server products run on industry standard hardware, and adhere to Internet-based industry standards for communications, programming interfaces, and data exchange.

OBJECTSTORE

Our ObjectStore product is our object database management system. ObjectStore is used extensively in the telecommunications industry in network management applications, in e-business applications as the engine of high-speed Websites, and as an OEM data management system embedded in hundreds of package software applications. ObjectStore is available for C++ and Java. One of the attributes that makes ObjectStore different from other databases is its patented Cache-Forward architecture. This architecture maximizes application performance while reducing network traffic, thus enabling applications to scale up to serve large volumes of users without congesting the network.

JAVLIN

Javlin, our Enterprise Java Beans ("EJB") Data Server, is a Java data server designed for e-business. Javlin accelerates Java applications and EJB application server performance by providing distributed caching and persistent data management in the middle tier. Javlin provides a middle tier solution for complex data access and integration requirements in a Java environment.

DYNAMIC B2B PRODUCTS AND SERVICES

Our Dynamic B2B products and services include eXcelon B2B Integration Server, eXcelon Portal Server (originally released in the first quarter of 1999 under the product name eXcelon) and eXcelon eSolutions. Our Dynamic B2B products run on industry standard hardware, and adhere to Internet-based industry standards for communications, programming interfaces, and data exchange.

eXcelon  B2B INTEGRATION SERVER

Our eXcelon B2B Integration Server enables users to expand their partner and trading networks, to integrate their new and existing business processes with these business partners and eMarkets and to establish high value business relationships that are built for change. The functional components of the eXcelon B2B Integration Server include the following:

         B2B TRANSLATOR: provides interoperability between existing and emerging XML-based B2B standards, and extensions to those standards. Companies will be able to broaden their trading networks and simultaneously connect with partners, suppliers, resellers, and eMarkets regardless of the B2B standard or protocol they use. Accordingly, companies can more easily establish Web-based relationships with their business partners regardless of size or location due to the limited information technology investment required on the part of such trading partners.

         BUSINESS PROCESS WORKFLOW ENGINE: enables companies with the ability to include partners in a unified business process workflow. Workflow is represented using a business document metaphor, so that information can be shared with internal systems and external business partners. Interactions between partners can be tracked, audited and dynamically changed based upon internal and external partner events. This capability is critical for Internet B2B transactions to ensure the completion of business transactions that could span days, weeks or even months.

         ENTERPRISE  APPLICATION  ADAPTERS:   provide  adapters  for  enterprise
applications including SAP, Baan, PeopleSoft and J.D. Edwards, as well as for more than 70 data formats, including Oracle, Informix, DB2, Cobol and Excel.

eXcelon PORTAL SERVER

Our eXcelon Portal Server enables companies to build and deploy vertical eMarkets and trading hubs for reaching new markets, expanding and automating trading channels, and facilitating collaboration between businesses. The eXcelon Portal Server permits content to be aggregated from a wide variety of sources, including external partner catalogs or business content, or existing enterprise systems. This content can be personalized and delivered to devices, applications, and browsers. The eXcelon Portal Server also coordinates business transactions and can be combined with the eXcelon B2B Integration Server to provide connectivity and business process integration.

The eXcelon Portal Server comes with a suite of tools for development and deployment, including the following:

         Explorer--     for inspecting and organizing content

         Stylus-- a "what you see is what you get" XSL editor for creating eXtensible Style Sheets; personalization and presentation options are defined with this tool

         Studio--       for defining a catalog or auction application framework.

eXcelon eSOLUTIONS

eXcelon eSolutions is a comprehensive suite of business and technical consulting services for evaluating, designing, and deploying an overall B2B solution. These services are designed to provide a proper and methodical approach to defining and building B2B solutions.

eXcelon eSolutions also include vertical industry frameworks for the insurance, retail, telecommunications and manufacturing industries. Each framework leverages common components for extending EDI using XML, and for connecting to industry specific eMarkets and trading hubs. These frameworks are among the first available in what will be an ongoing program through which eXcelon Corporation will provide B2B frameworks for selected vertical industries.

COMPETITION

The markets in which we compete are intensely competitive, rapidly changing, and are likely to see more entrants and new technologies. While none of our competitors or potential competitors currently offers a product set that is identical to our Dynamic B2B Solutions, we do expect competition from software vendors with B2B solutions or product lines such as WebMethods, Inc., BEA Systems, Inc., Vitria Technology, Inc., IBM and OnDisplay, Inc. We also expect to see competition from existing EDI and electronic application interchange vendors as they move their solutions towards the problems of integrating across organizations.

Competition for our Data Server product line is from companies offering a variety of database solutions, including: object databases available from Computer Associates, Gemstone, Poet and Versant; relational databases available from Computer Associates, IBM, Informix, Microsoft, Oracle and Sybase; extended-relational and object-relational databases available from IBM, Informix and Oracle; object-to-relational middleware mapping tools such as the Java Blend product by Sun Microsystems; and other specialized databases such as on-line analytical processing databases.

We expect additional competition from existing competitors and from a number of other companies that may enter our existing and future markets. The additional competition could adversely affect our business, results of operations and financial condition. Some of our current and potential competitors have substantially greater financial, marketing and technical resources than we have.

PRODUCT DEVELOPMENT

We believe that our future will depend in large part on our ability to maintain our technology leadership and to develop products having advanced features and functionality. We have made substantial investments in research and development, primarily through internal development. Our research and development organization is divided into teams consisting of development engineers, quality assurance, testing and porting engineers, and technical writers. Product definition is based on a consolidation of requirements from existing and prospective customers and from our technical support, product management and engineering groups. As of December 31, 1999, there were 77 employees on our research and development staff. Research and development expenditures during 1999, 1998, and 1997 were $10.3 million, $8.6 million and $7.7 million, respectively, and represented 17%, 14% and 16% of our total revenues, respectively. We expect to continue committing significant resources to research and development in the future. All research and development expenditures are charged to operations as incurred.

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

SALES AND MARKETING

We employ a multi-channel sales and marketing strategy, using direct sales, systems integrators, ISV's, distributors and other channel partners to address our global market.

DIRECT SALES. We rely principally on direct sales of our products. Our direct sales force is organized in teams consisting of field sales representatives and technical sales support representatives. As of December 31, 1999, our direct sales force included 103 employees in 20 locations worldwide. We plan to expand our direct sales force through aggressive recruitment of qualified individuals.

CHANNEL  PARTNER  PROGRAMS.   We  have  partnered  with  a  variety  of  systems
integrators, independent software vendors and resellers that can complement our direct sales force and broaden the worldwide penetration of our products.

INTERNATIONAL DISTRIBUTORS. In certain international markets, we use third party distributors and resellers that are supported by our sales organization. Approximately 2.5%, 2.3% and 4.2% of our total revenues were derived from sales to international distributors in 1999, 1998 and 1997, respectively.

In support of our sales and marketing efforts, we conduct sales training courses, targeted marketing programs including direct mail, trade shows, public relations, advertising and seminars, and ongoing customer and third party communications programs. We also seek to stimulate interest in our products and services through speaking engagements, white papers, technical notes and other publications. We maintain a Web site at http://www.exceloncorp.com where potential customers can obtain information about our products.

CUSTOMERS

Our customers represent a broad spectrum of enterprises within diverse industries, including high technology, financial services, manufacturing, telecommunications, insurance, retail and B2B marketplaces. No customer accounted for 10% or more of total revenues during the years of 1999, 1998 and 1997.

BACKLOG

We maintain no material backlog because business, typically, is booked and shipped in the same quarter.

PROPRIETARY RIGHTS

We rely primarily on a combination of trade secret, copyright, patent, and trademark law and contractual provisions to protect our proprietary rights in our software products. These protections may not be adequate in certain circumstances. As of March 2000, we have two issued patents, expiring between 2011 and 2015, covering our cache forward architecture and other aspects of software technology. Competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, patent, copyright, trademark and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As the number of software products in the industry and the number of software patents increase, we believe that software developers may become increasingly subject to infringement claims.

While no significant claims of this type have been asserted against us, there can be no assurance that such claims will not be asserted against us with respect to existing or future products or that, we would prevail against any such claims that were asserted. If a lawsuit of this type is filed, it could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we ultimately prevail. While we believe that our products do not infringe other parties' patents, copyrights, trade secrets, trademarks and other proprietary rights, it cannot be certain that our products are not doing so. Infringement of valid third party patents, copyrights, trade secrets, trademarks and other proprietary rights could have an adverse effect on our business and results of operations. With respect to an increasing number of products offered, we rely on "Shrink-wrap" and "Click-wrap" licenses not signed by the licensee to protect our proprietary rights. "Shrink-wrap" and/or "Click-wrap" licenses may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

As of December 31, 1999, we employed 313 full-time employees, including 77 in research and development, 120 in sales and marketing, 85 in professional services and customer support, and 31 in finance and administration. None of our employees are represented by a labor union, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Burlington, Massachusetts, consisting of approximately 60,000 square feet of office space under a lease expiring in February 2003. We also lease sales offices in 14 locations worldwide. We believe that our existing facilities and offices and additional space available to us are adequate to meet our requirements over the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, we are not a party to any legal proceedings the outcome of which, in the opinion of management, would have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the three months ended December 31, 1999.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Our Common Stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol "EXLN." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by NASDAQ.

1999                              High              Low
                                  ----              ---

First Quarter                   $10.50            $5.00
Second Quarter                    5.44             2.78
Third Quarter                     5.13             2.50
Fourth Quarter                   15.47             3.31


1998                              High              Low
                                  ----              ---

First Quarter                    $8.56            $4.00
Second Quarter                    8.44             4.63
Third Quarter                     8.56             5.00
Fourth Quarter                    7.75             3.75

At December 31, 1999, there were 171 holders of record of our Common Stock. This number does not include beneficial owners for whom shares were held in a "nominee" or "street" name. We believe that there are at least 400 beneficial owners of our Common Stock. We have never paid cash dividends on our Common Stock. The current policy of our Board of Directors is to retain all earnings for our continued growth.

ITEM 6.  SELECTED FINANCIAL DATA

The  following  table  summarizes  certain  selected   historical   consolidated
financial data, which should be read in conjunction with our consolidated financial statements and related notes included elsewhere herein.

                             Selected Financial Data

                      (in thousands, except per share data)

                                                        1999          1998           1997       1996         1995
                                                        ----          ----           ----       ----         ----
  Statement of Operations Data:

  Revenues                                        $   60,810     $  62,358     $   47,265     $ 38,339    $  32,706
  Operating income (loss)                             (8,218)        4,380           (436)       1,240      (10,406)
  Net income (loss )                                  (7,144)        4,823            800          520      (10,282)
  Earnings (loss) per share
     Basic                                             (0.25)         0.17           0.03         0.03        (4.59)
     Diluted                                           (0.25)         0.17           0.03         0.02        (4.59)

  Balance Sheet Data:

  Working capital                                 $   16,130   $    25,897    $    23,968    $  24,225    $    (990)
  Total assets                                        47,405        48,992         38,878       38,461       17,154
  Long-term obligations                                 -               18            236          120          476
   Total stockholders' equity (deficit)               29,513        34,751         28,819       28,233      (32,756)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

eXcelon Corporation is a leading provider of software products and services used for building and deploying B2B software applications that enable companies to engage in Dynamic B2B commerce across the Internet. We have two major product lines: our Data Server line of data management software products, and our recently expanded Dynamic B2B Solutions product line for building B2B applications. Our Dynamic B2B Solutions product line encompasses our solutions for addressing the B2B market - our new core business. Our Data Server product line augments the Dynamic B2B Solutions product line and represents the products we sell primarily into the telecommunications and embedded ISV markets. Our products are marketed and sold worldwide through our direct sales force, systems integrators, independent software vendors, international distributors and other channel partners.

We expect to increase our sales and marketing, research and development and general and administrative expenses as we develop and expand our new Dynamic B2B Solutions line of products and services. Because our B2B products and services are in the early phase of market acceptance, we do not expect to generate sufficient B2B revenues in 2000 to cover all such expenses. Accordingly, we expect to incur a loss in 2000.

Our revenues are derived from sales of licenses of our Data Server and Dynamic B2B Solutions software, professional services, and maintenance. Our Dynamic B2B Solutions product line was introduced in 1999. More than 90% of our 1999 revenues were derived from our Data Server product line. We generally license our software products on a perpetual basis. License fees are generally billed upon shipment. Maintenance is generally billed annually in advance. We offer our eXcelon eSolutions and our implementation and other professional services primarily on a time and materials basis. We offer training on a fixed fee basis.

We recognize revenue in accordance with the provisions of AICPA Statement of Position 97-2 "Software Revenue Recognition." Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed and determinable, and collection of the related receivable is deemed probable by management. Revenue from sales through distributors is recorded net of distributor commissions. Maintenance revenue, including those bundled with the initial license fee, are deferred and recognized ratably over the service period, generally one-year. Consulting and training service revenue is recognized as the services are performed.

Our cost of software revenues includes primarily royalties to third parties for software used in our software. Our cost of services revenues primarily includes salaries and related expenses of our consulting and technical support personnel, and an allocation of overhead and recruitment costs.

The following table sets forth certain revenue and cost data as a percentage of our total revenues for each of the three years ended December 31,1999.

                                                   1999        1998        1997
                                                ---------   ---------   --------
 Revenues:
   Software                                         60%         71%         71%
   Services                                         40          28          24
   Related party software and services               -           1           5
                                                 ---------   ---------   -------
     Total revenues                                100%        100%         100%
                                                 ---------   ---------   -------

 Cost of revenues:
   Cost of software                                  4           2           3
   Cost of services                                 21          16          18
   Cost of related party software and services       -           1           1
                                                 ---------   ---------   -------
     Total cost of services                         25          19          22
                                                 ---------   ---------   -------
 Gross profit                                       75          81          78
 Operating expenses:
   Selling and marketing                            60          51          53
   Research and development                         17          14          16
   General and administrative                       10           9          10
   Restructuring                                     2           -           -
                                                 ---------   ---------   -------
     Total operating expenses                       89          74          79
                                                 ---------   ---------   -------
 Operating income (loss)                           (14)          7          (1)
 Other income, net                                   2           2           3
                                                 ---------   ---------   -------
 Income (loss) before income taxes                 (12)          9           2
 Provision for income taxes                         -            1           -
                                                 ---------   ---------   -------
 Net income (loss)                                 (12)%         8%          2%
                                                 ---------   ---------   -------

1999 COMPARED TO 1998

SOFTWARE REVENUES. Software revenues decreased 16.8%, to $36.6 million in 1999 from $44.0 million in 1998. The decrease was primarily due to decreased volume of Data Server software licenses offset partially by an increase in sales of our new Dynamic B2B Solutions product line. We expect software license revenues from our Dynamic B2B Solutions business to increase in future periods. As we continue to place greater focus on our Dynamic B2B Solutions product line, our Data Server software license revenues may stabilize or decline in future periods. The timing of closing large-sized software deals could result in fluctuations of future software license revenues in any quarter.

SERVICES REVENUES. Services revenues increased 34.3%, to $24.2 million in 1999 from $18.0 million in 1998. The increase is due to higher demand for our consulting services related to customer deployments of our software and higher maintenance revenues, reflecting continued growth in our installed base of Data Server products. We plan to hire additional consulting personnel during 2000 to accommodate projected additional growth for our consulting services. As a result, we expect that our services revenues will grow in absolute dollars in future periods, but may fluctuate as a percentage of total revenues.

RELATED PARTY REVENUES AND COST OF RELATED PARTY REVENUES. Related party revenues and associated cost of related party revenues were not material in 1999. In 1998, related party revenues and associated cost of revenues were derived from services provided to IBM. IBM ceased to be a related party in 1999.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from the operations of our international subsidiaries decreased $1.0 million in 1999 as compared to 1998. International revenues as a percentage of total revenues were 38.5% in 1999 compared with 39.2% in 1998. The decrease in dollar amount of our international revenues is approximately commensurate with the year-over-year decrease in our total revenues.

COST OF SOFTWARE REVENUES. Cost of software revenues increased 48.3%, to $2.4 million in 1999 from $1.6 million in 1998, and increased as a percentage of software revenues to 6.5% from 3.6% for such years, respectively. The increase in absolute dollars and as a percentage of software revenues is due to additional purchases of technology from third parties in 1999 for inclusion in our new Dynamic B2B Solutions product line, as well as the write-off in 1999 of certain previously purchased technologies.

COST OF SERVICES REVENUES. Cost of services revenues increased 25.4%, to $12.9 million in 1999 from $10.3 million in 1998 and decreased as a percentage of services revenues to 53.5% from 57.3% for such years, respectively. The increase in dollar amount reflects the growth in staffing necessary to generate and support increased worldwide service revenues and provide customer support to our growing installed base. The decrease in cost of services as a percentage of service revenues is primarily due to higher average utilization of consulting personnel in 1999. We expect cost of services revenues to continue to grow in absolute dollars, and it may increase as a percentage of services revenues in future periods as we invest in expanding our services organization in anticipation of future growth.

SELLING AND MARKETING EXPENSE. Selling and marketing expense increased 15.3%, to $36.4 million in 1999 from $31.6 million in 1998, and increased as a percentage of total revenues to 59.9% from 50.7% for such years, respectively. The increase in dollar amount and as a percentage of total revenues resulted primarily from the hiring of additional marketing personnel and increased spending on marketing programs to launch our new Dynamic B2B Solutions product line. We plan to expand our sales force and incur higher levels of marketing investments throughout the next year and, as a result, expect selling and marketing expense to continue to increase in future periods.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 19.1%, to $10.3 million in 1999 from $8.6 million in 1998, and increased as a percentage of total revenues to 16.9% in 1999 from 13.9% for 1998. The increase was due principally to the addition of personnel, depreciation of capital equipment and related overhead for the development of new Dynamic B2B Solutions products and enhancement to existing Data Server products. We expect research and development expense to increase in future periods as we continue to expand and enhance our Dynamic B2B Solutions product line.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 7.7%, to $6.1 million in 1999 from $5.6 million in 1998, and increased as a percentage of total revenues to 10.0% in 1999 compared to 9.0% in 1998. The increase is reflective of the increased staffing, investments in information technology, professional expenses and other costs associated with our expanding operations. We expect general and administrative expense to increase in future periods.

RESTRUCTURING. In 1999, we recorded a restructuring charge in the amount of $945,000, in connection with repositioning the company for future growth. The charge is composed of severance costs for eleven employees, closure costs of some office space, and cancellation costs of certain marketing initiatives.

OTHER INCOME. Other income increased 14.2%, to $1.1 million in 1999 from $1.0 million in 1998. The increase was largely the result of overall higher cash balances as well as some movement to longer-term investments that yield a higher rate of return.

PROVISION FOR INCOME TAXES. In 1999, we paid only certain foreign income taxes due to our overall net loss. Our effective tax rate for 1998 was 10%. The effective tax rate in 1998 reflects an alternative minimum tax provision for federal taxes and certain state and foreign taxes. The effective tax rate is lower than the statutory rate principally due to the utilization of net operating loss carryforwards.

1998 COMPARED TO 1997

SOFTWARE REVENUES. Software revenues increased 31.2%, to $44.0 million in 1998 from $33.6 million in 1997. The increase was primarily due to increased volume of object database software licenses.

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

RELATED PARTY SOFTWARE AND SERVICES REVENUES. Revenues from related parties decreased to $0.3 million in 1998 from $2.3 million in 1997. The decrease was primarily due to the fact that a large software purchase by IBM in the first quarter of 1997 that was not repeated in 1998 and to the discontinuation in 1997 of a joint development project with IBM.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from the operations of our international subsidiaries increased $8.9 million in 1998 as compared to 1997 and also increased as a percentage of our total revenues, to 39.2% in 1998 compared with 32.9% in 1997. The increase is due to increased volume of object database software licenses and is attributable to the expansion of our international direct sales force and increased services revenue reflecting growth in our international installed base.

COST OF SOFTWARE REVENUES. Cost of software revenues increased 10.9%, to $1.6 million in 1998 from $1.4 million in 1997, and decreased as a percentage of software revenues to 3.6% from 4.3% for such years, respectively. The decrease as a percentage of software revenues reflect lower royalty costs in 1998, due in part to a change in revenue mix toward sales of object database and other products that bear lower or no third-party royalties.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, our principal sources of liquidity included $19.2 million of cash, cash equivalents and short-term marketable securities, $4.6 million of long-term marketable securities, and a $2.0 million revolving line of credit with Silicon Valley Bank entered into in September 1999. Availability under the line of credit is based on a formula of eligible accounts receivable, subject to compliance with certain covenants. Borrowings are collateralized by our assets, excluding intellectual property, and bear interest at the bank's prime rate. At December 31, 1999, no borrowings were outstanding, and we were in compliance with the bank's covenants. A letter of credit in the amount of $450,000 under the line of credit was outstanding at that date. The line of credit expires in September 2000, and we expect to renew the line of credit on terms similar to the existing agreement.

Our operating activities provided net cash of $1.7 million and $10.1 million in 1999 and 1998, respectively. The decrease was primarily the result of a net loss of $7.1 million in 1999 compared to net income of $4.8 million in 1998, offset in part by improved cash management and higher non-cash depreciation and amortization expense.

Our investing activities used net cash of $4.3 million and $12.2 million in 1999 and 1998, respectively. The decrease was attributable primarily to the net purchase of $150,000 of marketable securities in 1999, compared to the net purchase of $7.2 million of marketable securities in 1998, and a decrease in purchased technology to $1.2 million in 1999 from $2.7 million in 1998.

Our financing activities provided net cash of $1.7 million and $933,000 for the years ended December 31, 1999 and 1998, respectively. The increase was due to an increase in proceeds from stock option exercises to $2.0 million in 1999 from $1.0 million in 1998 and the absence of repayment of shareholder advances in 1999.

We believe that our current cash, cash equivalents, marketable securities, bank line of credit and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months.

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

NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have not yet completed our evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on our financial position and results of operations.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions"("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain provisions of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We will comply with the requirements of this SOP as they become effective and do not expect that our revenues and earnings will be materially affected.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed our evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on our financial position and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements which are not historical facts but which are "forward looking statements" which involve risks and uncertainties. The words "expect", "anticipate", "internal", "plan", "believe," "seek", "estimate" and similar statements are intended to identify such forward looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our future shipments, revenue and expense levels and profitability, as well as the sufficiency of capital to meet working capital and capital expenditure requirements, may be forward-looking statements. Our disclosures in Item 7A, " Quantitative and Qualitative Disclosures About Market Risk," also constitute forward-looking statements. This Report also contains other forward-looking statements, including without limitation statements regarding: the market opportunity for the Dynamic B2B software, our competitors, the stability of our Data Server business, the capabilities of our Dynamic B2B Solutions product line, the adequacy of our existing facilities to meet our requirements over the next twelve months, adequate liquidity to meet our capital and operating requirements for the next twelve months. Such statements are not guarantees of future performance, but are based on assumptions and expectations of our management at the time such statements are made, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. The Company disclaims any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise.

The majority of our revenues to date have been derived from our Data Server line of object-oriented products and related services. Future revenues from this product line will depend to a substantial degree on the emergence and widespread adoption of object-oriented programming as a methodology for developing and deploying multi-user business applications. There can be no assurance that object-oriented programming will become, and remain, an accepted methodology for developing and deploying enterprise-wide business applications or that our object-oriented database products and services will achieve or maintain market acceptance.

We expect to increase our sales and marketing, research and development and general and administrative expenses as we develop and expand our new Dynamic B2B Solutions line of products and services. Because our B2B products and services are in the early phase of market acceptance, we do not expect to generate sufficient B2B revenues in 2000 to cover all such expenses. Accordingly, we expect to incur a loss in 2000. We believe that our current cash, cash equivalents, marketable securities and bank line of credit will provide adequate liquidity to meet our capital and operating requirements for the next twelve months. The time for which we believe our capital is sufficient is an estimate. The actual time period may differ materially as a result of a number of factors, risks and uncertainties. We may need to raise additional funds in the future through public or private debt or equity financing in order to develop new products or services, acquire complementary businesses or technologies or respond to competitive pressures. Additional financing we may need in the future may not be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

Our new Dynamic B2B Solutions product line is currently based in large part upon XML, or eXtensible Markup Language, an emerging standard for sharing data over the Internet. While we anticipate that XML will achieve broad market acceptance in the near future, it is possible that a competing standard perceived to be superior could replace XML, in which case the market may not accept an XML-based product. If a new standard were perceived to be superior, our software might not be compatible with the new standard or we might not be able to develop a product using this standard in a timely manner. Consequently, a failure of XML-based products to achieve broad market acceptance or the introduction of a competing standard perceived to be superior in the market could harm our business.

The market for B2B e-commerce solutions is rapidly changing and intensely competitive. We expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results and financial condition.

Our current and potential competitors include, among others, large software vendors, companies and trading networks that develop their own business-to-business integration e-commerce solutions, vendors, vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors who have added XML capabilities to their products. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Many of our competitors and potential competitors have more experience developing Internet-based software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

We depend on product innovation and new product releases to remain competitive. Any delay in the release of products or failure of released products to meet the market expectation of functionality and features could undermine our competitive position. Furthermore, certain of our competitors are significantly larger and are expending greater amounts on research and development and sales and marketing than we are. The result could be new competitive product introductions that could limit the salability of our products or put pressure on sales prices.

Our future success depends upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. We assume that we will continue to be able to attract and retain such personnel. While we have not experienced any significant difficulty in hiring qualified personnel to date, competition for such personnel in the high technology industry is intense. We experience attrition, and this cannot be predicted. The failure to recruit and retain qualified personnel, however, could have a material adverse effect on our future operating results.

Our software is complex and may contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future. Our customers may perceive such errors to be serious. This could result in lost revenue or delays in customer acceptance and would be detrimental to our reputation, which could harm our business, operating results and financial condition.

Because of the complexity of our software, internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. In addition, the reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. We may not be able to successfully complete the development of future enhancements in a timely and efficient manner. Any such failure or delay could harm our operating results.

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our software and services. We could incur substantial costs to modify our software, services or infrastructure in order to adapt to these changes. Our business could be harmed if we incur significant costs without adequate results, or if we are unable to adapt rapidly to these changes.

The market for Internet-based, business-to-business integration software is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium for business-to-business commerce. The failure of the Internet to continue to develop as a commercial or business medium could harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

We typically receive the majority of our revenue in the last month of each quarter with a concentration of revenue in the latter half of such month. This pattern, common to many software companies, makes it difficult to forecast accurately, increasing the possibility of missing a quarterly revenue or profit target. Any inability to obtain orders in large volume or to make shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenue targets. Any failure to meet our quarterly revenue or earnings targets could adversely impact the market price of our stock. A significant portion of our revenues is derived from sales by our international subsidiaries and to distributors outside the United States. There can be no assurance, however, that we will be able to maintain or increase international market demand for our products. As a result of the foregoing and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Market prices for securities of software companies have generally been volatile. In particular, the market price of our stock has been and may continue to be subject to significant fluctuations and may also be affected by broader market trends unrelated to our company's performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to certain market risks, primarily adverse movements in foreign currency exchange rates and changes in interest rates. We have not invested in derivative instruments or derivative commodity instruments. We believe that the fair value of other financial instruments reflected in our consolidated balance sheets does not represent a significant market risk due to the nature of these instruments and their short-term maturities. We also do not believe that our future earnings, fair values and/or cash flows are subject to risk of material near term loss due to changes in market rates or prices that we consider to be reasonably possible in the near term. However, our exposure to market risk may change over time as our business practices evolve, and could in the future materially adversely effect our financial condition and results of operations. Our primary exposure has been related to local currency revenue and operating expenses in Europe and the Asia/Pacific region.

FINANCIAL RISK MANAGEMENT

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Information about our investment portfolio is set forth in Note C of Notes to the Consolidated Financial Statements included in
Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

We  maintain  investment  portfolio  holdings  of various  issuers,  types,  and maturities. These securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses included in stockholders' equity. To date, we have not experienced material losses on our investments. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10-K:

Item                                                                    Page No.
----                                                                    --------

Report of Independent Accountants                                             16

Consolidated Balance Sheets as of December 31, 1999 and 1998                  17

Consolidated Statements of Operations for the three
years ended December 31, 1999, 1998 and 1997                                  18

Consolidated Statements of Cash Flows for the three
years ended December 31, 1999, 1998 and 1997                                  19

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 1999, 1998 and 1997                                  20

Notes to Consolidated Financial Statements                                    21

Report of Independent Accountants on Financial
Statement Schedule                                                            31

Schedule II - Valuation and Qualifying Accounts                               32

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eXcelon Corporation (formerly Object Design, Inc.):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of eXcelon Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2000
eXcelon Corporation
(formerly Object Design, Inc.)
Consolidated Balance Sheets
(in thousands)

                                                                          ------------------------------
                                                                                   December 31,

                                                                                 1999            1998
                                                                          --------------- ---------------
Assets

Current assets:
     Cash and cash equivalents                                             $   13,847      $   14,846
     Short-term investments                                                     5,327           8,745
       Accounts receivable, net of allowance for doubtful
         accounts of $1,232 in 1999 and $1,199 in 1998                         13,902          15,885
     Prepaid expenses and other current assets                                    946             644
                                                                          --------------- ---------------
Total current assets                                                           34,022          40,120
Property and equipment, net                                                     5,169           4,216
Marketable securities                                                           4,589           1,020
Purchased software, net                                                         2,503           2,751
Other assets                                                                    1,122             885
                                                                          --------------- ---------------
Total assets                                                               $   47,405      $   48,992
                                                                          --------------- ---------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of capital lease obligations                          $       17   $          13
     Accounts payable                                                           3,404           2,900
     Accrued expenses                                                           3,898           2,281
     Accrued compensation                                                       2,876           3,596
     Deferred revenue                                                           7,697           5,433
                                                                          --------------- ---------------
Total current liabilities                                                      17,892          14,223

Long-term capital lease obligations                                                 -              18

Commitments and contingencies (Note E)                                              -               -

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    5,000 shares; no shares issued or outstanding                                   -               -
  Common stock, $.001 par value;  authorized  200,000 shares;
    28,921 and 28,049 shares issued and outstanding in 1999
    and 1998, respectively                                                         29              28
  Additional paid-in capital                                                   66,731          64,977
  Treasury stock, at cost, 40 shares in 1998                                        -            (251)
  Accumulated deficit                                                         (35,054)        (27,910)
  Accumulated other comprehensive loss                                         (1,620)         (1,406)
  Advances to stockholders                                                       (573)           (687)
                                                                          --------------- ---------------
Total stockholders' equity                                                     29,513          34,751
                                                                          --------------- ---------------
Total liabilities and stockholders' equity                                 $   47,405        $ 48,992
                                                                          --------------- ---------------

The accompanying notes are an integral part of the consolidated financial statements.


eXcelon Corporation
(formerly Object Design, Inc.)
Consolidated Statements of Operations
(in thousands, except per share data)


----------------------------------------------------------------------------------------------------------------------
                                                                          Year Ended December 31,

                                                                  1999                    1998                  1997
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Software                                                     $ 36,623                $44,040               $33,560
   Services                                                       24,187                 18,010                11,425
   Related party software and services                               -                      308                 2,280
----------------------------------------------------------------------------------------------------------------------
   Total revenues                                                 60,810                 62,358                47,265
Cost of revenues:
   Cost of software                                                2,380                  1,605                 1,447
   Cost of services                                               12,931                 10,311                 8,365
   Cost of related party software and services                       -                      211                   351
----------------------------------------------------------------------------------------------------------------------
   Total cost of revenues                                         15,311                 12,127                10,163

Gross profit                                                      45,499                 50,231                37,102

Operating expenses:
   Selling and marketing                                          36,426                 31,589                25,223
   Research and development                                       10,292                  8,643                 7,719
   General and administrative                                      6,054                  5,619                 4,596
   Restructuring                                                     945                    -                     -
----------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                       53,717                 45,851                37,538
----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                           (8,218)                 4,380                  (436)
Other income, net                                                  1,117                    978                 1,333
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                 (7,101)                 5,358                   897
Provision  for income taxes                                           43                    535                    97
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $(7,144)               $ 4,823                $  800
----------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - (note A)

Net income (loss) per share - basic                               $(0.25)               $  0.17               $  0.03

Weighted average number of
common  shares outstanding - basic                                28,362                 27,756                27,050
----------------------------------------------------------------------------------------------------------------------

Net income (loss) per share - diluted                             $(0.25)               $  0.17               $  0.03

Weighted average number of common and common equivalent
shares outstanding - diluted                                      28,362                 29,064                29,242
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


eXcelon Corporation
(formerly Object Design, Inc.)
Consolidated Statements of Cash Flows
(in thousands)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Year Ended December 31,
                                                                              1999                 1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net income (loss)                                                       $ (7,144)             $ 4,823                $ 800
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                            3,513                2,144                2,098
     Bad debt expense                                                         1,007                  899                  648
     Other                                                                      276                  106                  105
Changes in operating assets and liabilities:

     Accounts receivable                                                        679               (2,196)              (3,472)
     Prepaids and other current assets                                         (200)                 145                 (213)
     Other assets                                                              (286)                  (7)                (101)
     Accounts payable and accrued expenses                                    1,415                2,857                   41
     Deferred revenue                                                         2,344                1,369                  (95)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                          1,604               10,140                 (189)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

     Capital expenditures                                                    (3,027)              (2,354)              (2,532)
     Purchased software                                                      (1,151)              (2,675)                (202)
     Purchases of marketable securities                                     (13,048)             (12,527)              (5,801)
     Proceeds from maturities and sales of
        marketable securities                                                12,898                5,323               14,324
     Purchase of minority interest                                                -                    -                  (83)
------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                         (4,328)             (12,233)               5,706
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

     Proceeds from exercise of stock options                                  2,025                1,048                  911
     Repayment of advances to stockholders                                        -                  200                    -
     Purchase of treasury stock                                                (247)                (251)                   -
     Principal payments on long-term borrowings                                 (13)                 (64)                 (95)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     1,765                  933                  816
------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         (40)                (339)                (940)
Net change in cash and cash equivalents                                        (999)              (1,499)               5,393
Cash and cash equivalents, beginning of year                                 14,846               16,345               10,952
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $ 13,847             $ 14,846             $ 16,345
------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:

     Interest paid                                                         $     6                $   5                 $  36
     Income taxes paid                                                          95                  153                    91
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash transactions:
     Equipment purchased under capital leases
                                                                           $    -                 $  -                  $ 272
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


eXcelon Corporation
(formerly Object Design, Inc.)
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                   Accumulated
                                                  Additional                       Other
                                           Common   Paid-In  Treasury Accumulated Comprehensive Advances to            Comprehensive
                                           Stock    Capital   Stock      Deficit  Income(Loss)  Stockholders Total     Income (Loss)
                                           -----    -------   ------     -------  ------------  ------------ -----     -------------
Balance at December 31, 1996                 $27    $62,837   $   -     $(33,533)    $(211)    $(887)    $28,233
 Exercise of stock options                              911                                                  911
 Amortization of unearned compensation                   91                                                   91
 Net unrealized loss on marketable securities                                         $(15)                  (15)              (15)
 Foreign currency translation adjustment                                            (1,201)               (1,201)           (1,201)
 Net income                                                                  800                             800               800
                                                                                                                         -----------
Comprehensive loss                                                                                                        $  (416)
                                          ---------------------------------------------------------------------------    -----------
Balance at December 31, 1997                $ 27    $63,839   $   -     $(32,733)  $(1,427)     $(887)   $28,819
                                          ---------------------------------------------------------------------------
 Exercise of stock options                     1      1,048                                                1,049
 Amortization of unearned compensation                   90                                                   90
 Repayment stockholder loan                                                                       200        200
 Net unrealized loss on marketable securities                                           12                    12                12
 Foreign currency translation adjustment                                                 9                     9                 9
 Purchase of treasury stock shares                             (251)                                        (251)
 Net income                                                                4,823                           4,823             4,823
                                                                                                                         -----------
Comprehensive income                                                                                                       $ 4,844
                                          ---------------------------------------------------------------------------    -----------
Balance at December 31, 1998                $ 28    $64,977   $(251)    $(27,910)  $(1,406)     $(687)    $34,751
                                          ---------------------------------------------------------------------------
 Purchase of treasury stock shares                             (247)                                         (247)
 Exercise of stock options                     1      1,526     498                                         2,025
 Amortization of unearned compensation                  228                                                   228
 Forgiveness of stockholder loan                                                                  114         114
 Net unrealized loss on marketable securities                                          (67)                   (67)             (67)
 Foreign currency translation adjustment                                              (147)                  (147)            (147)
 Net loss                                                                 (7,144)                          (7,144)          (7,144)
                                                                                                                         -----------
Comprehensive loss                                                                                                         $(7,358)
                                          ---------------------------------------------------------------------------    -----------
Balance at December 31, 1999                $ 29    $66,731   $  -      $(35,054)  $(1,620)     $(573)    $29,513
                                          ---------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.


eXcelon Corporation
(formerly Object Design, Inc.)
Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

eXcelon Corporation (formerly Object Design, Inc.) is a leading provider of software infrastructure and services for building and deploying business-to-business solutions that are built for change, or Dynamic B2B Solutions. Our solutions enable companies to broaden their trading network and integrate their business processes more closely with suppliers, customers, and partners through real-time exchange and coordination of business information, content, and transactions. Our products are marketed and sold worldwide through our direct sales force, systems integrators, independent software vendors, international distributors and other channel partners. We operate in a single industry segment: computer software and related services. In January 2000, we changed our legal name from Object Design, Inc to eXcelon Corporation.

BASIS OF PRESENTATION

The consolidated financial statements include the parent company and its wholly owned subsidiaries, including those operating outside the United States. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain reclassifications have been made for consistent presentation. We prepare our financial statements under accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect the amounts reported and the related disclosures. Actual results could differ from these estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

Our cash is invested in debt instruments of financial institutions, government entities, corporations, and money market funds. We have established guidelines relative to credit ratings, diversification and maturities that are intended to maintain low investment risk and liquidity. Cash equivalents include highly liquid investments with maturity periods of three months or less when purchased. Short-term investments include those investments with maturities in excess of three months but less than one year. Marketable securities are those with maturities in excess of one year. Cash equivalents and short-term and marketable securities are classified as available for sale and reported at fair value with unrealized gains and losses included in stockholders' equity. We have not had any significant realized losses related to our investments.

PROPERTY AND EQUIPMENT

Our property and equipment are stated at cost. We provide for depreciation using the straight-line method over the estimated useful lives of the assets as follows:

ASSET CLASSIFICATION             ESTIMATED USEFUL LIFE

Computer equipment                   3-4 years
Purchased computer software            4 years
Office equipment                       4 years
Furniture and fixtures                 5 years
Leasehold  improvements          Shorter of lease term or estimated useful life.

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

REVENUE RECOGNITION

Our revenue is recognized in accordance with the provisions of AICPA Statement of Position 97-2 "Software Revenue Recognition." Revenue from software license fees is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed and determinable, and collection of the related receivable is deemed probable by management. Revenue from sales through distributors is recorded net of distributor commissions. Maintenance revenue, including those bundled with the initial license fee, are deferred and recognized ratably over the service period, generally one-year. Consulting and training service revenue is recognized as the services are performed.

CONCURRENT TRANSACTIONS

We occasionally enter into concurrent transactions in which our software licenses are exchanged for products or services. These transactions are recorded at the estimated fair market value of the product or service received and/or software license value. In 1998, we purchased from our customers $2.5 million of technology that will be incorporated in our products. These customers purchased products from us that accounted for $2.0 million of software license revenues during the year. Management believes that these transactions were entered into under normal commercial terms and reflect the fair value of the technology received and the software licensed.

FOREIGN CURRENCY

For our foreign operations, the functional currency is the local currency. Assets and liabilities are translated at rates in effect at the balance sheet date and translation adjustments are recorded in stockholders' equity. We translate statement of operations amounts at average rates for the period. Transaction gains and losses are recorded in other expense in the statement of operations.

CONCENTRATIONS OF CREDIT RISK

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value due to their short maturities. Financial instruments that potentially subject us to concentration of credit risk consist primarily of investments and trade receivables. Our cash, cash equivalents, and investments are held with financial institutions with high credit standings. We sell to a broad base of customers representing various geographic locations and industries. We perform ongoing credit evaluations of our customers, but do not require collateral or other security to support our customer receivables. We maintain reserves for potential credit losses, and such losses have been within our expectations.

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

INCOME TAXES

Our income tax expense includes applicable U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of these differences are reported as deferred tax assets and liabilities. Deferred tax assets are recognized, net of valuation allowances, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We have recorded a valuation allowance against the net deferred tax assets, based upon the available evidence, that it is more likely than not that some or all of the deferred tax assets will not be realized. We evaluate the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

PURCHASED SOFTWARE

Purchased software includes the cost of purchased third party software, net of accumulated amortization. Amortization is provided using the straight-line method over periods ranging from two to five years. Accumulated amortization amounted to $1,868,000 and $469,000 at December 31, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate the recoverability of our long-lived assets. This evaluation consists of comparison of the carrying value of the assets with the assets' expected future cash flows, not discounted and without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, not discounted and without interest charges, exceed the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and the fair value, based on discounted future cash flows of the related asset.

STOCK-BASED COMPENSATION

We measure compensation expense for our employee stock-based compensation using the intrinsic value method and provide pro forma disclosures of net income
(loss) as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive potential common shares, such as stock options. The following is a calculation of basic and diluted net income (loss) per share:

(in thousands, except per share amounts):


BASIC NET INCOME (LOSS) PER SHARE                               1999             1998              1997
                                                                ----             ----              ----
Net income (loss)                                           $ (7,144)         $ 4,823              $800

Weighted average common shares outstanding                    28,362           27,756            27,050

Basic net income (loss) per share                           $  (0.25)          $ 0.17            $ 0.03

Diluted net income (loss) per share

Net income (loss)                                           $ (7,144)         $ 4,823              $800

Weighted average common shares outstanding                    28,362           27,756            27,050
Stock options (dilutive)                                           -            1,308             2,192
                                                            ---------           -----             -----
Total shares                                                  28,362           29,064            29,242

Diluted net income (loss) per share                         $  (0.25)          $ 0.17            $ 0.03


Options to purchase 3,977,643, 1,800,941 and 364,894 shares of Common Stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have not yet completed our evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on our financial position and results of operations.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain provisions of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We will comply with the requirements of this SOP as they become effective and do not expect that our revenues and earnings will be materially affected.

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed our evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on our financial position and results of operations.

B. PROPERTY AND EQUIPMENT:

Our property and equipment consisted of the following, in thousands:

                                                           December 31,
                                                      1999              1998
                                                      ----              ----
Computer and computer-related equipment              $ 9,224          $ 8,357
Office equipment and furniture                         1,391            1,390
Purchased computer software                            2,149            2,197
Leasehold improvements                                 1,738              914
Automobiles                                               65               67
                                                     -------           ------
                                                      14,567           12,925
Less accumulated depreciation and  amortization       (9,398)          (8,709)
                                                     --------          -------
                                                    $  5,169           $ 4,216
                                                    ========           =======

At December  31, 1999 and 1998,  property  and  equipment  included  $65,000 and
$67,000 of automobiles under capital leases. Accumulated amortization of automobiles under capital leases at December 31, 1999 and 1998 totaled $65,000 and $44,000 respectively. Depreciation expense was $2,063,000, $1,897,000 and $2,098,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                                                     Gross       Gross
        December 31, 1999                                     Amortized Estimated   Unrealized  Unrealized
                                                                Cost     Fair Value    Gains      Losses
                                                              --------- ----------- ----------- -----------
         Government obligations                                $ 1,685     $ 1,685      $ --        $  -
         Corporate obligations                                   9,451       9,389         -        (62)
         Other                                                   2,755       2,755         -           -
                                                                 -----       -----      ----      ------
              Total Investments                               $ 13,891    $ 13,829       $ -      $( 62)
                                                              ========    ========       ===      ======
        Amounts included in:

        Cash and cash equivalents                              $ 3,913     $ 3,913      $ --      $   -
        Short-term investments                                   5,331       5,327        --         (4)
        Marketable securities, non-current                       4,647       4,589        --        (58)
                                                                 -----       -----      ----      ------
             Total                                            $ 13,891    $ 13,829       $ -      $( 62)
                                                              ========    ========       ===      ======

                                                                                      Gross       Gross
        December 31, 1998                                     Amortized Estimated   Unrealized  Unrealized
                                                                Cost     Fair Value    Gains      Losses
                                                              --------- ----------- ----------- -----------
          U.S. Government obligations                            $ 750      $  750        $ --        $  -
          Other government obligations                           2,725       2,725           -           -
          Corporate obligations                                 10,740      10,744           5         (1)
          Other                                                  2,300       2,300           -           -
                                                                 -----       -----         ---       -----
              Total Investments                               $ 16,515    $ 16,519         $ 5       $ (1)
                                                              ========    ========         ===       =====

        Amounts included in:

        Cash and cash equivalents                             $  6,754    $  6,754        $ --        $  -
        Short-term investments                                   8,744       8,745           2         (1)
        Marketable securities, non-current                       1,017       1,020           3           -
                                                                 -----       -----        ----       -----
             Total                                            $ 16,515    $ 16,519         $ 5       $ (1)
                                                              ========    ========         ===       =====

At December 31, 1999, the contractual maturities of our short-term investments available for sale range from over 3 months to 12 months. At December 31, 1999, our non-current marketable securities available for sale have contractual maturities through May 2001.

D. CREDIT AGREEMENT

We have a $2 million bank line of credit expiring in September 2000. Availability under the line of credit is based on a formula of eligible accounts receivable, subject to compliance with minimum adjusted quick ratio and minimum tangible net worth covenants. Borrowings would be collateralized by our assets, excluding intellectual property, and bear interest at the bank's prime rate. The line of credit prohibits payments of cash dividends on our Common Stock. At December 31, 1999, no borrowings were outstanding, and we were in compliance with the bank's covenants. A letter of credit in the amount of $450,000 under the line of credit was outstanding at that date.

E. COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

We lease office facilities and certain equipment under operating leases expiring at various dates through 2005. In addition to rent, certain leases require us to pay directly for taxes, insurance, maintenance, and other operating expenses. Rent expense under operating leases was approximately $3.8 million, $3.4 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 our future minimum lease payments under capital and operating leases are as follows, in thousands:

                                                             Capital   Operating
                                                             Leases     Leases

    2000                                                    $    17    $   2,533
    2001                                                          -        2,150
    2002                                                          -        2,067
    2003                                                          -          703
    2004                                                          -          216
    2005                                                          -           19
                                                            -------    ---------
    Total future minimum lease payments                          17    $   7,688
                                                                       =========
    Less amount representing interest                             -
                                                            -------
    Present value of net future minimum lease payments           17
    Less current portion of capital lease obligations            17
                                                            -------
    Long-term portion of capital lease obligations          $     -
                                                            =======

F. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

We are authorized to issue up to 5,000,000 shares of Preferred Stock, $.01 par value, containing rights and terms to be determined by our Board of Directors without the need for further shareholder approval. As of December 31, 1999 and 1998, there were no issued or outstanding shares of Preferred Stock.

STOCK REPURCHASE PROGRAM

In November 1998, our Board of Directors authorized a stock repurchase program whereby we could purchase up to 2,000,000 shares of our Common Stock to meet requirements of our employee stock option and stock purchase plans. No minimum number or value of shares to be repurchased has been fixed nor has a time limit as to the duration of the program been established. During the years ended December 31, 1999 and 1998, we repurchased 37,000 and 39,700 shares of our Common Stock at a cost of $247,000 and $251,000, respectively. All such repurchased shares were subsequently reissued through employee stock option exercises during 1999.

EMPLOYEE STOCK PURCHASE PLAN

We offer an employee stock purchase plan for all eligible employees. Under the plan up to 500,000 shares of our Common Stock may be purchased at 85% of the lower of the fair market value of the stock on the first day or the last day of each six-month offering period. Employees may elect to have up to 6% of their base pay withheld and applied toward the purchase of shares in each offering, up to a maximum of $25,000 withheld in any year. In 1999 and 1998, we issued 157,267 and 104,835 shares at average purchase prices of $3.09 and $4.40, respectively. At December 31, 1999, 132,748 shares were reserved for future issuance under the plan.

STOCK OPTION PLANS

We have four stock option plans, including two stock option plans currently in effect under which future grants may be issued. In total for all plans, 16,182,000 shares have been authorized for grant. Our 1996 Incentive and Nonqualified Stock Option Plan ("1996 Plan") authorizes grants of options to purchase up to 3,100,000 shares. The 1996 Plan provides for authorized shares to increase by 300,000 shares annually up to a maximum of 3,700,000 shares. Our 1997 Nonqualified Stock Option Plan ("1997 Plan") authorizes the grant to employees of the Company of nonqualified options to purchase up to 4,500,000 shares. Stock options generally have a maximum term of ten years and vest over periods ranging from one to five years. At December 31, 1999, total authorized but unissued shares under our stock option plans were 7,978,930, of which 1,130,626 options were available for grant.

In October 1998, our Board of Directors approved a one-for-one stock option exchange program that provided employees the opportunity to exchange stock options previously granted for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $3.94 based upon the closing price of our stock as reported by NASDAQ on October 28, 1998, vest in equal annual installments over four years from October 28, 1998 and expire on October 28, 2008. A total of 1.3 million shares with exercise prices ranging from $5.19 to $16.50 per share were exchanged under the program. The exchange of such options is presented in the following table as both cancellations and subsequent grants for the year ended December 31, 1998.

Stock option activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        Year Ended December 31,
                                    1999                          1998                         1997
-----------------------------------------------------------------------------------------------------------------

                           Number        Weighted         Number          Weighted      Number         Weighted
                             Of           Average           Of             Average        of           Average
                          Options      Exercise Price     Options         Exercise     Options      Exercise Price
                          -------      --------------     -------          Price       -------      --------------
                                                                          --------
Outstanding at
  Beginning  of year       4,675,344           $ 4.16      3,813,144         $ 3.84    3,266,991        $ 1.90
Granted                    5,111,050             4.74      3,548,150           5.35    1,923,500          7.01
Cancelled                 (2,186,151)            5.74     (2,148,214)          6.34     (710,177)         0.63
Exercised                   (751,939)            2.04       (537,736)          0.98     (667,170)         7.00
                            ---------                       ---------                   ---------
Outstanding at
   end of year             6,848,304           $ 4.32      4,675,344         $ 4.16    3,813,144        $ 3.84
                           =========                       =========                   =========
Exercisable                1,698,629           $ 3.57      1,234,433         $ 2.66    1,151,686        $ 1.37
                           =========                       =========                   =========

The following table summarizes information about stock options outstanding at December 31, 1999:


            Options Outstanding                              Options Exercisable
--------------------------------------------------------     ------------------------------------------------
                                           Weighted Avg.        Weighted
Range of Exercise     Number of Shares       Remaining            Avg.            Number         Weighted Avg.
Prices                  Outstanding        Contract Life     Exercise Price    Exercisable       Exercise Price
------                  -----------                 ----                      -----------       --------------
$ 0.01  - $0.01                  88,463          5.92           $  0.01            60,403           $ 0.01
  0.02  -  1.00                 477,814          8.10              0.82           173,664             0.51
  1.01  -  2.00                 344,192          6.24              2.00           314,530             2.00
  2.53  -  2.75               1,686,000          9.67              2.74           400,000             2.75
  3.00  -  3.93               1,469,303          8.90              3.79           197,880             3.81
  3.94  -  6.44               1,463,614          8.86              5.31           302,858             5.53
$ 6.50 - $12.13               1,318,918          8.97              8.01           249,294             7.25
                              ---------                                         ---------
Total                         6,848,304          8.87           $  4.32         1,698,629           $ 3.57


VALUATION OF STOCK PLANS

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), we have chosen to continue to account for our stock-based compensation plans using the intrinsic value method. Accordingly, we have recognized compensation expense only for options granted with exercise prices less than fair market value on the dates of grant. An aggregate of 450,000 options were granted to employees below fair market value during 1997 and 1999, resulting in compensation expense of $228,000, $90,000 and $91,000 in 1999, 1998 and 1997,
respectively. Pursuant to SFAS 123, had the fair value method of accounting using the Black-Scholes pricing model been applied to our stock plans, the pro forma impact would have been as follows, in thousands except per share amounts:

                                                                     1999             1998            1997
                                                                     ----             ----            ----
      As Reported

        Net income                                               $(7,144)           $4,823            $800
        Net income per share - basic                               (0.25)             0.17            0.03
        Net income per share - diluted                             (0.25)             0.17            0.03
      Pro Forma
        Net income                                               (12,635)            2,466             403
        Net income per share - basic                               (0.45)             0.09            0.01
        Net income per share - diluted                             (0.45)             0.08            0.01

The fair  value of these  options at the date of grant was  estimated  using the following assumptions:
                                                                     1999             1998            1997
                                                                     ----             ----            ----
        Risk free interest rate                                      6.7%             5.5%            6.5%
        Dividend yield                                                 0%               0%              0%
        Expected volatility                                          108%              80%             75%
        Expected life                                             5 years          5 years         5 years

The weighted average fair value of the options granted at fair market value during 1999, 1998 and 1997 was $4.02, $3.37 and $3.99 per share, respectively. The weighted average fair value of the options granted with exercise prices below fair market value during 1999 and 1997 was $4.40 and $6.10 per share, respectively. In 1999 the fair market value of the employee stock purchase plan was estimated using the following assumptions: 4.63% weighted average risk free rate, 0% dividend yeild, 100% volatility and a six month expected life. The weighted average fair value of the purchase rights for 1999 was $1.57 per share. The pro forma effect of applying SFAS 123 for prior years is not necessarily representative of the pro forma effect to be expected in future years.

ADVANCES TO STOCKHOLDERS

In 1996, options to purchase 2,760,000 shares of our Common Stock issued to two officers in December 1995 were accelerated, and the officers exercised these options in exchange for cash of $2,760 and full recourse promissory notes in the amount of $687,000. The promissory notes bear interest at 7.0% and are due on the earlier of April 1, 2001 or upon termination of employment. In 1999, in connection with the employment termination of one officer, we agreed to forgive his promissory note in the principal amount of $115,000, plus accrued interest of $6,000, totaling $121,000, which was included in a restructuring charge (Note
G).

G.       RESTRUCTURING CHARGE:

In September 1999, we recorded a restructuring charge in the amount of $945,000 in connection with a company re-positioning. The charge was composed of the following, in thousands:

        Severance                                          $ 811
        Office closure                                        64
        Marketing program cancellation                        70
                                                           -----

        Total                                              $ 945
                                                           =====

The severance cost relates to eleven involuntarily terminated employees. Prior to their termination, seven employees had been included in sales expense, two had been included in cost of services, one had been included in general and administrative expense, and one had been included in marketing expense. All affected employees were terminated in 1999. During 1999, cash payments in settlement of associated obligations amounted to $831,000. The remaining liability of $114,000 at December 31, 1999 is included in accrued expenses and is scheduled to be settled in 2000 through cash payments under one of the employment severance agreements.

H. INCOME TAXES:

Our income (loss) before income taxes is as follows, in thousands:

                                          Year Ended December 31,
                               --------------------------------------

                                  1999          1998          1997
                               --------------------------------------
         Domestic               $(4,936)      $ 6,958       $ 2,190
         Foreign                 (2,165)       (1,600)       (1,293)
                                 ------        ------        ------
                                $(7,101)       $ 5,358      $   897
                                ========       =======      =======

Our provision for income taxes consists of the following, in thousands:

                             Year Ended December 31,

                                  -----------------------------------------
                                      1999         1998           1997
                                  -----------------------------------------
         Foreign                   $  43          $   1          $  (2)
         Federal                       -            486             75
         State                         -             48             24
                                  -----------------------------------------
                                   $  43          $ 535          $  97
                                  =========================================

The following is a reconciliation between the U.S. federal statutory rate and our effective tax rate:

                                               ---------------------------------
                                                    Year Ended December 31,

                                               ---------------------------------
                                                  1999         1998        1997
                                               ---------------------------------
      U.S. federal statutory rate                (34.0)%      34.0%        34.0%
      State taxes, net of federal benefit            -         1.0          1.8
      Foreign tax difference from U.S. rate        2.3        (1.6)        (8.0)
      Non-deductible expenses                      1.0         3.1         10.8
      Previously unbenefitted net operating
       loss carryforwards                            -       (34.3)      (102.8)
      Change in valuation allowance               30.1         7.8         75.0
                                               ---------------------------------
                                                  (0.6)%      10.0%        10.8%
                                               =================================

The significant temporary differences that create deferred tax assets and liabilities are shown below, in thousands.

                                                              December 31,
                                                      --------------------------
                                                           1999         1998
                                                      --------------------------
         Deferred tax assets:
           Net operating loss carryforwards           $  12,919      $  11,422
           Tax credit carryforwards                       3,511          2,866
           Reserves not currently deductible                825            840
           Other                                            156            148
           Depreciation and amortization                    210            210
                                                      --------------------------
                                                         17,621         15,486
         Valuation allowance                            (17,621)       (15,486)
                                                      --------------------------
         Net deferred tax assets                      $      -       $      -
                                                      ==========================

As of December 31, 1999, we had federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $28,500,000 and $2,600,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2019. We have recorded a deferred tax asset of approximately $1,400,000 reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $1,400,000 deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, we have evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. We have determined that it is more likely than not that the benefits of federal and state deferred tax assets will not be recognized and, as a result, a valuation allowance of approximately $17,621,000 has been established at December 31, 1999.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

As of December 31, 1999, our foreign subsidiaries had NOL carryforwards of approximately $6,700,000, which expire over various periods.

I.  401(K) PLAN:

We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees. Through 1999, we have made no matching contributions to the plan. Beginning in 2000, we will match 50% of the first 6% of eligible employees' contributions up to an annual maximum of $2,000 per employee.

J. RELATED PARTY TRANSACTIONS:

In  1998  and  1997,   related  party  revenues   derived  from  a  stockholder,
International Business Machines Corporation ("IBM"), amounted to $308,000 and $2,280,000, respectively. IBM ceased to be a related party in 1999.

K. GEOGRAPHIC DATA:

Sales and marketing operations outside the United States are conducted principally through foreign sales subsidiaries in Europe and Asia/Pacific. Financial information, summarized by geographic area, is as follows, in thousands:

                                           Year ended December 31,

                                        1999          1998           1997
                                        ----          ----           ----
       REVENUES

         North America               $ 37,399        $ 37,939      $ 31,714
         United Kingdom                10,761          10,448         5,733
         Rest of Europe                 4,356           7,395         5,486
         Asia Pacific                   8,294           6,576         4,332
                                      -------        --------      --------
          Total Revenues             $ 60,810        $ 62,358      $ 47,265
                                     ========        ========      ========
       IDENTIFIABLE ASSETS

         North America               $ 47,298        $ 49,758      $ 48,723
         United Kingdom                 4,843           4,321         5,786
         Rest of Europe                 1,860           4,254         3,496
         Asia Pacific                   3,192           4,960         4,628
         Eliminations                  (9,788)        (14,301)      (23,755)
                                       -------       --------       --------
          Total identifiable assets  $ 47,405        $ 48,992      $ 38,878
                                      =======        ========      ========

       OPERATING INCOME (LOSS)

         North America                $(6,039)      $  6,021        $   870
         United Kingdom                   (42)          (294)          (159)
         Rest of Europe                (1,669)        (1,009)          (995)
         Asia Pacific                    (468)          (338)          (152)
                                      --------       --------       --------
    Total operating income (loss)     $(8,218)       $ 4,380        $  (436)
                                      ========       =======        ========

L.       LEGAL PROCEEDINGS

We are also subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

M.       QUARTERLY RESULTS OF OPERATIONS:
       (unaudited and in thousands, except per share amounts)

1999                                 First      Second      Third      Fourth
----                                Quarter     Quarter     Quarter    Quarter
                                    -------     -------     -------    -------
Revenue                            $13,108     $14,647     $15,643     $17,412
Gross profit                         9,705      11,067      11,502      13,225
Operating income (loss)             (2,274)     (1,954)     (3,410)       (580)
Net income                          (2,009)     (1,671)     (3,155)       (309)
Net income per share - basic         (0.07)      (0.06)      (0.11)      (0.01)
Net income per share - diluted       (0.07)      (0.06)      (0.11)      (0.01)


1998                                 First      Second      Third      Fourth
----                                Quarter     Quarter     Quarter    Quarter
                                    -------     -------     -------    -------
Revenue                             $13,026     $15,602    $16,628     $17,102
Gross profit                         10,057      12,531     13,571      14,072
Operating income (loss)                (172)        919      1,807       1,826
Net income                               25       1,034      1,867       1,897
Net income per share - basic           0.00        0.04       0.07        0.07
Net income per share - diluted         0.00        0.04       0.06        0.06

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of eXcelon Corporation (formerly Object Design, Inc.):

Our audits of the consolidated financial statements referred to in our report dated February 2, 2000 of eXcelon Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2000
eXcelon Corporation
(Formerly Object Design, Inc.)
Schedule II-Valuation and Qualifying Accounts
(in thousands)

                                       Balance at          Charged to         Charged to           Balance
                                       Beginning           Costs and           Other               End of
                                       of Period           Expenses           Accounts             Period
                                      -----------         -----------         ----------         -----------
Year ended December 31, 1999
  Allowance for doubtful accounts      $ 1,199              $ 1,007            $ (974)             $1,232

Year ended December 31, 1998
  Allowance for doubtful accounts          800                  899              (500)              1,199

Year ended December 31, 1997
  Allowance for doubtful accounts          823                  648              (671)                800


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 1999 (the "Definitive Proxy Statement"), is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1) FINANCIAL STATEMENTS

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Statement Schedule

All other schedules are omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

      (3)  Exhibits

(a)      Exhibits

 *3.3       Amended and Restated Certificate of Incorporation
 *3.5       Amended and Restated By-Laws of the Company
 *4.1       Specimen certificate for Common Stock of the Company
 *10.1*     1989 Incentive and Nonqualified Stock Option Plan
 *10.2*     1995 Nonqualified Stock Option Plan
 *10.3*     1996 Incentive and Nonqualified Stock Option Plan
 *10.4*     1996 Employee Stock Purchase Plan
 *10.12     Lease dated  September 15, 1993 between the Company and 25 Mall Road
            Trust
 *10.13     First Amendment to Lease dated June 28, 1994 between the Company and
            25 Mall Road Trust
 *10.14     Second  Amendment  to Lease dated March 1, 1996  between the Company and 25 Mall Road Trust
 *10.15*    Employment Agreement dated December 21, 1995 between the Company and
            Robert N. Goldman,  as amended by Amendment to Employment  Agreement dated May, 1996
 *10.16*    Employment Agreement dated December 21, 1995 between the Company and
            Justin J. Perreault,  as amended by Employment  Agreement dated May,
            1996
 ##10.17*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Lacey Brandt
 ##10.18*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Kirk Bowman
 ##10.19*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Brian Otis
 ##10.20*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Lawrence Alston
 *10.21     Sixth Amended and Restated  Stockholders'  Agreement  dated February
            13, 1996, among the Company and certain of its stockholders
 *10.22     Amended and Restated IBM Stockholders'  Agreement dated May 14, 1993 among  the  Company,  International  Business  Machines  Corporation
            ("IBM") and certain other stockholders of the Company, as amended by a Second  Amendment dated March 31, 1994, by a Third Amendment dated
            June 10, 1994 and by a Fourth Amendment dated February 14, 1996
 *10.23     Amended and Restated  Registration  Rights  Agreement dated June 29,
            1990 among the Company and certain of its  stockholders,  as amended by Amendment  No. 1 dated  October 1, 1990, by Amendment No. 2 dated
            July 29, 1991, by Amendment No. 3 dated March 12, 1992, by Amendment
            No. 4 dated April 12, 1993,  by Amendment  No. 5 dated May 14, 1993, by Amendment No. 6 dated March 31, 1994 and by Amendment No. 7 dated
            February 13, 1996
 *10.25     Internal Use and  Substrate  Agreement  dated April 10, 1993 between the Company and IBM
 *10.26     Break-Up Agreement dated April 10, 1993 between the Company and IBM
 *10.27     Escrow Agreement dated April 10, 1993 between the Company and IBM
 *10.28     Master Agreement dated April 10, 1993 between the Company and IBM
 *10.29     First  Amended  and  Restated   Agreement   Regarding   Confidential
            Information dated February 11, 1993 between Company and IBM
 **10.30    Loan and  Security  Agreement  dated  December  17, 1996 between the
            Company and Bank of Boston, as amended
 **10.31    $2,000,000  Revolving  Note dated  December  17, 1996 payable by the
            Company to Bank of Boston, as amended
 #10.32*    1997 Nonqualified Stock Option Plan
 #10.33     Third Amendment to Lease dated March 1, 1996 between the Company and
            25 Mall Road Trust
 ##10.34    Third  Amendment  to the  Loan and  Security  Agreement  and  Second
            Amendment to the Revolving  Note dated December 17, 1996 between the
            Company and Bank Boston
 ##10.35    Fourth  Amendment  to the  Loan and  Security  Agreement  and  Third
            Amendment to the Revolving  Note dated December 17, 1996 between the
            Company and Bank Boston
 ##10.36*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Robert N. Goldman
 ##10.37*   Executive  Employment  Agreement dated November 19, 1998 between the
            Company and Justin J. Perreault
 ##10.38*   Amended and Restated Executive  Employment  Agreement dated February
            23, 1999 between the Company and Justin J. Perreault
 ##10.39*   Amended and Restated Executive  Employment  Agreement dated February
            23, 1999 between the Company and Robert N. Goldman
 +10.40     Fourth  Amendment  to Lease dated March 1, 1996  between the Company and 25 Mall Road Trust
 ++10.41*   Separation  Agreement and General  Release  dated  September 1, 1999 between the Company and Justin J. Perreault
 ++10.42*   Separation  Agreement and General  Release  dated  September 1, 1999 between the Company and Kirk Bowman
 ++10.43*   Amended and Restated Executive  Employment Agreement dated September
            2, 1999 between the Company and Robert N. Goldman
 ++10.44*   Executive  Employment  Agreement dated September 1, 1999 between the
            Company and Ross Hinchcliffe

 ++10.45* Executive Employment Agreement dated September 1, 1999 between the Company and Satish Maripuri
 ++10.46* Executive Employment Agreement dated May 19, 1999 between the Company and Daniel E. O'Connor
 ++10.47 Asset Purchase Agreement dated September 30, 1999 between the Company and Transformis LLC
 ++10.48 Loan and Security Agreement dated September 30, 1999 between the Company and Silicon Valley Bank
 21.1       List of Subsidiaries of the Company (filed herewith)
 23.1       Consent of PricewaterhouseCoopers LLP (filed herewith)
 27.1       Financial Data Schedule (filed herewith)

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

# # Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998.

+ Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 1999.

++ Before an exhibit number: This exhibit is incorporated by reference to the similarly numbered exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 1999.

* After an exhibit number: Management contracts and compensatory arrangements.

 (b)   REPORTS ON FORM 8-K

The Company did not file any Report on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXCELON CORPORATION
                                           (Formerly Object Design, Inc.)

Date:  March 30, 2000                       /s/ Robert N. Goldman
                                           -------------------------------------
                                           Robert N. Goldman
                                           President and Chief Executive Officer

Date:  March 30, 2000                       /s/ Lacey Brandt
                                           -------------------------------
                                           Lacey Brandt
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                  Title                           Date
       ---------                  -----                           ----
/s/ Robert N. Goldman             President and Chief
--------------------------        Executive Officer
Robert N. Goldman                 (Principal Executive
                                  Officer)                        March 30, 2000

/s/ Lacey Brandt                  Chief Financial
--------------------------        Officer (Principal
Lacey Brandt                      Financial and Accounting
                                  Officer)                        March 30, 2000


/s/Gerald Bay                     Director                        March 30, 2000
--------------------------
Gerald Bay

/s/Arthur Marks                   Director                        March 30, 2000
--------------------------
Arthur Marks

/s/ Kevin Burns                   Director                        March 30, 2000
--------------------------
Kevin Burns

/s/ David Litwack                 Director                        March 30, 2000
--------------------------
David Litwack