Form 10-Q
period 2000-03-31
EXCELON CORP
filed 2000-05-15
CIK 1014955

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                  ---------------------------------------------

                         Commission File Number 0-21041

                               EXCELON CORPORATION
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

                The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 29,322,530.

================================================================================

EXCELON CORPORATION

INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999         3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999                                                  4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 1999                                                  5

         Notes to the Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial   Condition
         and Results of Operations                                                      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     11



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                               11

Item 4. Submission of Matters to a Vote of Security Holders                             11

Item 6. Exhibits and Reports on Form 8-K                                                11

Signatures                                                                              13





ITEM 1.  FINANCIAL STATEMENTS

eXcelon Corporation
Consolidated Balance Sheets
(in thousands, except shares)

                                                                            March 31,          December 31,
                                                                               2000               1999
                                                                          ---------------    ---------------
Assets                                                                      (Unaudited)

Current assets:
     Cash and cash equivalents                                            $   15,362         $   13,847
     Short-term investments                                                    4,977              5,327
     Accounts receivable, net                                                 13,708             13,902
     Prepaid expenses and other current assets                                 1,283                946
                                                                          ------------       -------------
Total current assets                                                          35,330             34,022

Property and equipment, net                                                    5,063              5,169
Marketable securities                                                          3,982              4,589
Capitalized software, net                                                      2,572              2,503
Other assets                                                                   1,117              1,122
                                                                          ------------       ------------
Total assets                                                              $   48,064         $   47,405
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                          $       -         $       17
     Accounts payable                                                          3,991              3,404
     Accrued expenses                                                          3,532              3,898
     Accrued compensation                                                      2,575              2,876
     Deferred revenue                                                          7,946              7,697
                                                                          ------------       ------------
Total current liabilities                                                     18,044             17,892

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                     -                  -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     29,233,592 and 28,117,730 shares issued and outstanding
                                                                                  29                 29
  Additional paid-in capital                                                  69,861             66,731
  Accumulated deficit                                                        (35,764)           (35,054)
  Accumulated other comprehensive loss                                        (3,533)            (1,620)
  Advances to stockholders                                                      (573)              (573)
                                                                          -------------      -------------
Total stockholders' equity                                                    30,020             29,513
                                                                          -------------      -------------
Total liabilities and stockholders' equity                                $   48,064         $   47,405
                                                                          =============      =============


                       The accompanying notes are an integral part of the consolidated financial statements.

  eXcelon Corporation
  Consolidated Statements of Operations
  Unaudited
  (in thousands, except per share data)


                                                                Three Months Ended
                                                                    March 31,
                                                  -----------------------------------------------
                                                                2000                      1999
Revenues:
   Software                                                  $ 10,074                    $8,204
   Services                                                     6,930                     4,904
                                                               ------                     -----
      Total revenues                                           17,004                    13,108
Cost of revenues:
   Cost of software                                               633                       418
   Cost of services                                             3,760                     2,985
                                                                -----                     -----
      Total cost of revenues                                    4,393                     3,403

Gross profit                                                   12,611                     9,705
Operating expenses:
   Selling and marketing                                        9,105                     7,981
   Research and development                                     3,020                     2,470
   General and administrative                                   1,537                     1,528
                                                                -----                     -----
      Total operating expenses                                 13,662                    11,979

Operating loss                                                 (1,051)                   (2,274)
Other income, net                                                 341                       265
                                                                -----                     -----
Net loss                                                       $ (710)                 $ (2,009)
                                                               =======                 =========

Loss per share:
Basic                                                         $ (0.02)                   $ (0.07)
Diluted                                                       $ (0.02)                   $ (0.07)

Weighted average shares outstanding:

Basic                                                          29,085                     28,088
Diluted                                                        29,085                     28,088




                       The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           2000                 1999
                                                                   -------------------------------------
Cash flows from operating activities:

   Net loss                                                               $ (710)             $(2,009)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                                         1,039                  602
     Bad debt expense                                                         26                  350
     Other                                                                    15                   20
Changes in operating assets and liabilities:

     Accounts receivable                                                      96                1,531
     Prepaid expenses and other current assets                              (339)                (241)
     Other assets                                                             (8)                 (51)
     Accounts payable and accrued expenses                                   (29)                (682)
     Deferred revenue                                                        391                  704
                                                                             ---                  ---
Net cash provided by operating activities                                    481                  224
                                                                             ---                  ---

Cash flows from investing activities:

     Capital expenditures                                                   (500)                (419)
     Purchased Software                                                     (325)                 (40)
     Purchases of marketable securities                                   (2,384)              (4,006)
     Proceeds from maturities and sales of marketable securities           3,341                6,062
                                                                           -----                -----
Net cash provided by investing activities                                    132                1,597
                                                                             ---                -----
Cash flows from financing activities:

     Proceeds from the issuance of common stock                            1,156                  157
     Purchases of treasury stock                                               -                 (247)
     Repayments of capital lease obligations                                 (17)                  (3)
                                                                            ----                  ---
Net cash provided by (used for) financing activities                       1,139                  (93)
                                                                           -----                  ----

Effect of exchange rate changes on cash                                     (237)                (133)
                                                                            -----                -----

Net change in cash and cash equivalents                                    1,515                1,595

Cash and cash equivalents, beginning of period                            13,847               14,846
                                                                          ------               ------
Cash and cash equivalents, end of period                                $ 15,362             $ 16,441
                                                                        ========             ========

                       The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of eXcelon Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations, and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Certain reclassifications have been made for consistent presentation. We operate in a single industry segment: computer software and related services.

The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):

                                                        2000          1999
                                                        ----          ----

Net loss                                             $ (710)     $ (2,009)
                                                     =======     =========

Weighted average shares outstanding:                  29,085        28,088
Stock options (dilutive)                                   -             -
                                                  ----------    ----------
Diluted shares                                        29,085        28,088
                                                      ======        ======

Basic EPS                                           $ (0.02)      $ (0.07)
Diluted EPS                                         $ (0.02)      $ (0.07)

Options to purchase 4,489,211 and 1,960,765 shares of common stock were outstanding for the three months ended March 31, 2000 and 1999, respectively but were excluded from the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive due to the net loss incurred in both periods presented.

C.   COMPREHENSIVE INCOME

The table below sets forth comprehensive loss for the three-month periods ended March 31, 2000 and 1999 (in thousands):

                                                          2000           1999
                                                          ----           ----

Net loss                                               $ (710)      $ (2,009)
Accumulated other comprehensive loss:
  Foreign currency translation adjustments               (135)          (341)
  Net unrealized loss on marketable securities             (2)            (5)
                                                       -------      ---------
Comprehensive loss                                     $ (847)      $ (2,355)
                                                       =======      =========

D.  NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. We anticipate that the adoption of FIN 44 will not have a significant effect on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views regarding recognition of revenue. We will adopt SAB 101 in the second quarter of 2000 and are currently evaluating the effects it will have. We anticipate that the adoption of SAB 101 will not have a material effect on our financial position and results of operations.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material effect on our financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance, including without limitation statements regarding future revenue and expense levels, the impact of various legal claims and adequate liquidity to meet our capital and operating requirements for the next twelve months. These statements include the words "expect," "believe,"
"estimate," and similar expressions. Such statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important information about the basis for those assumptions and factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1999 Annual Report on Form 10-K, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenue for the three months ended March 31, 2000 and 1999:

                                          Three Months Ended
                                                March 31,
                                            2000         1999
                                    --------------------------------

Total revenues:                             100%        100%
                                            ----        ----

Cost of revenues:
  Software                                     4           3
  Services                                    22          23
                                            ----        ----
Total cost of revenues                        26          26
                                            ----        ----

Gross profit                                  74          74
                                            ----        ----

Operating expenses:
  Selling and marketing                       53          60
  Research and development                    18          19
  General and administrative                   9          12
                                            ----        ----
Total operating expenses                      80          91
                                            ----        ----

Operating loss                               (6)        (17)

Other income, net                              2           2
                                            ----        ----

Net loss                                    (4)%       (15)%
                                            ====       =====

TOTAL REVENUES. Our total revenues increased to $17.0 million for the three months ended March 31, 2000 from $13.1 million for the same period for 1999, reflecting a 41.3% increase in service revenues and a 22.8% increase in software revenues. This increase was primarily due to increased demand for our recently expanded line of business-to-business ("B2B") products and services.

SOFTWARE REVENUES. Software revenues increased 22.8% to $10.1 million for the three months ended March 31, 2000 from $8.2 million for the same period in 1999. This increase was primarily due to increased sales of B2B software, including our new B2B Integration Server, which was released in March 2000, partially offset by a decline in our Data Server software revenues. We expect software license revenues from our B2B business to increase in future periods. As we continue to place greater focus on our B2B product line, our Data Server software license revenues may stabilize or decline in future periods. The timing of closing large-sized software deals could result in fluctuations of future software license revenues in any quarter.

SERVICES REVENUES. Services revenues increased 41.3% to $6.9 million for the three months ended March 31, 2000 from $4.9 million for the same period in 1999. The increase is due to higher demand for our consulting services related to customer deployments of our software and to higher maintenance revenues, reflecting continued growth in our installed base of Data Server and B2B product lines. We plan to hire additional consulting personnel during 2000 to accommodate projected additional growth for our consulting services driven by our expectation of growing B2B software revenues in future periods.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries increased as a percentage of our total revenues, to 48.5% for the three months ended March 31, 2000 compared with 44% for the same period in 1999. The increase in international revenues as a percent of total revenues was primarily due to growth in the Asia Pacific region.

COST OF SOFTWARE. Cost of software increased 51.4% to $633,000 for the three months ended March 31, 2000 compared to $418,000 for the same period in 1999 and increased as a percent of software revenues to 6.2% from 5.1% for the first three months of 2000 and 1999, respectively. The increase is due to higher amortization expense associated with additional purchases of technology from third parties in 1999 and 2000 for inclusion in our recently expanded B2B product line.

COST OF SERVICES. Cost of services increased 26.0% to $3.8 million for the three months ended March 31, 2000 from $3.0 million for the same period in 1999 and decreased as a percent of services revenues to 54.2% from 60.9% for the corresponding periods. The increase in cost of services reflects growth in staffing necessary to generate and support increased worldwide services revenues and to provide customer support to our installed base. The decrease as a percentage of revenues reflects higher utilization of consulting personnel as well as increased maintenance revenue, which has a higher margin.

SELLING AND MARKETING. Selling and marketing expenses increased 14.1% to $9.1 million for the three months ended March 31, 2000 from $8.0 million for the same period in 1999 and decreased as a percentage of total revenues to 53.5% from 60.9% for the same periods. The increase in dollars reflects the cost of hiring additional sales and marketing personnel, the development of expanded sales distribution channels, and an increase in promotional activities and marketing programs, primarily relating to our Dynamic B2B Solutions product line. We expect selling and marketing expense to continue to increase in absolute dollars in future periods, but to remain at approximately the same percentage of revenues as for the quarter ended March 31, 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 22.3% to $3.0 million for the three months ended March 31, 2000 from $2.5 million for the same period in 1999 and decreased as a percent of total revenues to 17.8% from 18.8% for the same periods. The increase in dollars was primarily due to increased staffing associated with our recently expanded Dynamic B2B Solutions product line.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 0.6% to $1.54 million for the three months ended March 31, 2000 from $ 1.53 million in 1999 and decreased as a percentage of total revenues to 9.0% from 11.7% for the same periods. We expect general and administrative expense to continue to increase in absolute dollars in future periods, but to remain at approximately the same percentage of revenues as for the quarter ended March 31, 2000.

OTHER INCOME. Other income increased 28.7%, to $341,000 for the three months ended March 31, 2000 from $265,000 for the same period for 1999. The increase was largely the result of increased cash balances and higher rates of return on our cash and investments.

PROVISION FOR INCOME TAXES. No income taxes were provided during the three months ended March 31, 2000 and 1999 due to the net losses we incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our principal sources of liquidity included $24.3 million of cash, cash equivalents and short-term investments, as well as a $2.0 million revolving line of credit with Silicon Valley Bank. Availability under the line of credit, expiring September 2000, is based on a formula of eligible accounts receivable, subject to compliance with certain covenants. Borrowings are collateralized by our assets, excluding intellectual property, and bear interest at the bank's prime rate. At March 31, 2000, no borrowings were outstanding, and we were in compliance with the bank's covenants. A letter of credit in the amount of $325,000 under the line of credit was outstanding at that date.

Net cash provided by our operating activities was $481,000 for the three months ended March 31, 2000, as compared to $224,000 provided by operating activities for the same period in 1999. The increase in cash provided was primarily due to a lower net loss combined with higher levels of depreciation and amortization, offset by changes in various working capital items, principally accounts receivable, during the three months ended March 31, 2000 as compared to the same period in 1999.

Our investing activities provided $132,000 of cash for the three months ended March 31, 2000, as compared with cash provided by investing activities of $1.6 million for the same period in 1999. The decrease in cash provided was primarily attributable to the net sale of $957,000 of marketable securities in 2000, compared to the net sale of $2.1 million of marketable securities in the first three months of 1999.

Our financing activities provided net cash of $1.1 million for the three months ended March 31, 2000, as compared to $93,000 of cash used for financing activities in the same period in 1999. The increase in cash provided was primarily due to an additional $1.0 million in cash from stock option exercises during the three months ended March 31, 2000 compared to the same period in 1999, as well as the non-recurring purchase of $247,000 of treasury shares during the 1999 period.

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

NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. We anticipate that the adoption of FIN 44 will not have a significant effect on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the SEC's views regarding recognition of revenue. We will adopt SAB 101 in the second quarter of 2000 and are currently evaluating the effects it will have. We anticipate that the adoption of SAB 101 will not have a material effect on our financial position and results of operations.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We anticipate that the adoption of SFAS 133 will not have a material effect on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Annual Report on Form 10-K and which description is incorporated herein by reference.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of business. We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 27, 2000, a Special Meeting of Stockholders was held in Burlington, Massachusetts to act upon a proposal to further amend our Amended and Restated Certificate of Incorporation to change the name of our Company from Object Design, Inc. to eXcelon Corporation. This matter was voted upon and approved by the stockholders of the Company at the meeting as follows:

FOR               AGAINST           ABSTAIN

24,322,611        40,736            67,335

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NUMBER                              DESCRIPTION

*3.3      Amended and Restated Certificate of Incorporation
*3.5      Amended and Restated By-laws of the Company
 3.6 Certificate of Amendment of Amended and Restated Certificate of Incorporation dated January 27, 2000 (filed herewith)
27.1      Financial Data Schedule (filed herewith)

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, eXcelon Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EXCELON CORPORATION
                                 (Registrant)

May 12, 2000                     By: /s/ Robert N. Goldman
                                   -------------------------------------
                                   Robert N. Goldman
                                   President and Chief Executive Officer


May 12, 2000                     By: /s/ Lacey P. Brandt
                                   -------------------------------------
                                   Lacey P. Brandt
                                   Chief Financial Officer