Form 10-Q/A
period 2000-03-31
EXCELON CORP
filed 2000-06-06
CIK 1014955

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                  AMENDMENT #1

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

ITEM 5.  OTHER INFORMATION

SUBMISSION OF MATTER TO A VOTE OF THE COMPENSATION COMMITTEE

     On February 16, 2000, the Compensation Committee of the Board of Directors of the Company unanimously voted to amend all outstanding incentive stock options and nonqualified stock options granted by the Company on or prior to or after February 16, 2000 under both the Company's 1996 Incentive and Nonqualified Stock Option Plan and/or the 1997 Nonqualified Stock Option Plan such that the vesting schedule set forth in each option shall accelerate by twenty-four (24) months upon a Change of Control. For purposes of such amendment, "Change of Control" shall be deemed to have occurred if the Company (i) is acquired by, merged into or consolidated with another corporation or entity under circumstances in which the stockholders of the Company immediately prior to such acquisition, merger or consolidation do not own, immediately after giving effect to such acquisition, merger or consolidation, shares of capital stock representing at least fifty percent (50%) of the voting power of the Company or the surviving or resulting corporation or entity, as the case may be, (2) sells or otherwise disposes of all or substantially all of its assets; provided, however, that no acquisition, merger, consolidation, or disposition of assets shall constitute a Change of Control if such transactions take place between or among (x) two or more subsidiaries of the Company (if any) only or (y) the Company and one or more of its subsidiaries (if any) only."


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