Form 10-Q
period 2000-06-30
EXCELON CORP
filed 2000-08-14
CIK 1014955

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

                  For the quarterly period ended June 30, 2000


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

       The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 29,402,865.

================================================================================

                              EXCELON CORPORATION

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                   3

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2000 and June 30, 1999                                            4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and June 30, 1999                                                   5

         Notes to the Consolidated Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                              7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              11


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                      12

Item 6. Exhibits and Reports on Form 8-K                                                         13

Signatures                                                                                       14


ITEM 1.  FINANCIAL STATEMENTS


                               eXcelon Corporation
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                June 30,           December 31,
                                                                                 2000                  1999
                                                                                --------             --------
                                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $  9,506            $  13,847
     Marketable securities                                                        11,625                5,327

     Accounts receivable, net of allowance for doubtful                           18,148               13,902
        accounts of  $1,198 and $1,232 at June 30, 2000 and
        December 30, 1999
     Prepaid expenses and other current assets                                     1,316                  946
                                                                                --------             --------
Total current assets                                                              40,595               34,022

Property and equipment, net                                                        5,398                5,169
Marketable securities                                                                989                4,589
Capitalized software, net                                                          2,252                2,503
Other assets                                                                       1,134                1,122
                                                                                --------             --------
Total assets                                                                    $ 50,368             $ 47,405
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                               $      -             $     17
     Accounts payable                                                              4,629                3,404
     Accrued expenses                                                              4,402                3,898
     Accrued compensation                                                          2,926                2,876
     Deferred revenue                                                              8,944                7,697
                                                                                --------             --------
Total current liabilities                                                         20,901               17,892

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; no shares issued or outstanding                                           -                    -
  Common stock, $.001 par value; authorized 200,000,000
     shares; 29,400,737 and 28,920,730 shares issued and
     outstanding                                                                      29                   29
  Additional paid-in capital                                                      70,270               66,731
  Accumulated deficit                                                            (36,835)             (35,054)
  Accumulated other comprehensive loss                                            (3,424)              (1,620)
  Advances to stockholders                                                          (573)                (573)
                                                                                ---------            ---------
Total stockholders' equity                                                        29,467               29,513
                                                                                --------             --------
Total liabilities and stockholders' equity                                      $ 50,368             $ 47,405
                                                                                ========             ========


                       The accompanying notes are an integral part of the consolidated financial statements.

                               eXcelon Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                        2000            1999                  2000           1999
                                                        ----            ----                  ----           ----
Revenues:
   Software                                          $ 11,878        $  8,407              $ 21,952        $ 16,611
   Services                                             7,191           6,240                14,121          11,144
                                                     --------        --------              --------        --------
      Total revenues                                   19,069          14,647                36,073          27,755

Cost of revenues:
   Cost of software                                       581             468                 1,214             886
   Cost of services                                     4,653           3,112                 8,413           6,096
                                                     --------        --------              --------        --------
      Total cost of revenues                            5,234           3,580                 9,627           6,982

Gross profit                                           13,835          11,067                26,446          20,773
                                                     --------        --------              --------        --------
Operating expenses:
   Selling and marketing                               10,163           9,046                19,268          17,026
   Research and development                             3,294           2,524                 6,314           4,995
   General and administrative                           1,805           1,451                 3,342           2,980
                                                     --------        --------              --------        --------
      Total operating expenses                         15,262          13,021                28,924          25,001

   Operating loss                                     (1,427)         (1,954)               (2,478)         (4,228)

Other income, net                                         357             326                   697             591

Loss before income taxes                              (1,070)         (1,628)               (1,781)         (3,637)
Provision for income taxes                                  -              43                     -              43
                                                     --------        --------              --------        --------
Net loss                                             $(1,070)        $(1,671)              $(1,781)        $(3,680)
                                                     ========        ========              ========        ========

Loss per share:
Basic                                                $ (0.04)        $ (0.06)              $ (0.06)        $ (0.13)
Diluted                                              $ (0.04)        $ (0.06)              $ (0.06)        $ (0.13)

Weighted average shares outstanding:
Basic                                                  29,366          28,232                29,225          28,160
Diluted                                                29,366          28,232                29,225          28,160




                       The accompanying notes are an integral part of the consolidated financial statements.

                              eXcelon Corporation.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             Six Months Ended June 30,
                                                                              2000               1999
                                                                            --------           --------
Cash flows from operating activities:
   Net loss                                                                   (1,781)           $(3,680)
   Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                             1,938              1,348
Amortization of deferred compensation                                            216                  -
     Bad debt expense                                                            160                462
     Other                                                                        23                 (3)
Changes in operating assets and liabilities:
     Accounts receivable                                                      (4,673)             2,721
     Prepaid expenses and other current assets                                  (429)              (402)
     Other assets                                                               (111)               (70)
     Accounts payable and accrued expenses                                     1,039               (753)
     Deferred revenue                                                          1,399                740
                                                                            --------           --------
Net cash (used for) provided by operating activities                          (2,219)               363
                                                                            --------           --------

Cash flows from investing activities:
     Capital expenditures                                                     (1,442)            (1,030)
     Purchased software                                                         (325)              (100)
     Purchases of marketable securities                                      (19,991)            (9,663)
     Proceeds from maturities and sales of marketable securities              17,292              8,136
                                                                            --------           --------
Net cash used for investing activities                                        (4,466)            (2,657)
                                                                            --------           --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                   1,566                426
     Purchase of treasury stock                                                    -               (251)
     Payments received from shareholder advances                                   -                  -
     Repayments of capital lease obligations                                     (17)                11
                                                                            ---------          --------
Net cash provided by financing activities                                      1,549                186
                                                                            --------           --------

Effect of exchange rate changes on cash                                          795               (145)
                                                                            --------           ---------

Net change in cash and cash equivalents                                       (4,341)            (2,253)


Cash and cash equivalents, beginning of period                                13,847             14,846
                                                                            --------           --------
Cash and cash equivalents, end of period                                    $  9,506           $ 12,593
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

The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

B.  Net Loss Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three and six months ended June 30, 2000 and 1999:

                                                     Three Months Ended June 30,            Six Months Ended June 30,
(in thousands, except per share amounts)                   2000              1999             2000              1999
                                                           ----              ----             ----              ----
Net loss                                              $ (1,070)         $ (1,671)        $ (1,781)         $ (3,680)
                                                      =========         =========        =========         =========

Weighted average shares outstanding:                    29,366            28,232           29,225            28,160
Stock options (dilutive)                                     -                 -                -                 -
                                                      ---------         ---------        ---------         ---------
Diluted shares                                          29,366            28,232           29,225            28,160
                                                      =========         =========        =========         =========

Basic EPS                                             $  (0.04)         $  (0.06)        $  (0.06)         $  (0.13)
Diluted EPS                                           $  (0.04)         $  (0.06)        $  (0.06)         $  (0.13)


Options to purchase 6,446,985 and 1,355,254 shares of common stock outstanding with weighted average exercise prices of $4.36 and $1.71 as of the three month periods ended June 30, 2000 and 1999, respectively, and 7,317,476 and 3,026,893 shares of common stock outstanding with weighted average exercise prices of $5.14 and $3.01 as of the six month periods ended June 2000 and 1999, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

C.   Comprehensive Loss

The table below sets forth comprehensive loss as defined by Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" for the three month and six month periods ended June 30, 2000 and 1999 (in thousands):

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                         ---------------------------        -------------------------
                                                             2000            1999              2000            1999
                                                             ----            ----              ----            ----
Net Loss                                                  $ (1,070)        $(1,671)          $ (1,781)       $ (3,680)

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                   (115)           (129)              (250)           (470)
   Unrealized holding gain (loss) on securities                  8             (48)                 6             (53)
                                                          ---------       ---------          ---------       ---------
Total other comprehensive loss                                (107)           (177)              (244)           (523)
                                                          ---------       ---------          ---------       ---------
Comprehensive loss                                        $ (1,177)       $ (1,848)          $ (2,025)       $ (4,203)
                                                          =========       =========          =========       =========

D.  New Accounting Standards

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for the Company's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's financial position or results of operations in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance, including without limitation statements regarding future revenue and expense levels, the impact of various legal claims and changes in accounting standards and adequate liquidity to meet our capital and operating requirements for the next twelve months. These statements include the words "expect," "believe," "anticipate," "estimate," and similar expressions. Such statements are not guarantees of future performance, and involve substantial risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Information about the basis for those assumptions and important factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect
Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1999 Annual Report on Form 10-K, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenue for the three and six months ended June 30, 2000 and 1999:



                                    Three Months Ended          Six Months Ended
                                           June 30,                 June 30,

                                      2000        1999        2000        1999
                                      ----        ----        ----        ----

Total revenues:                       100%        100%        100%        100%

Cost of revenues:
  Software                               3           3           4           3
  Services                              24          21          23          22
                                     ------      ------      ------      ------
Total cost of revenues                  27          24          27          25

Gross profit                            73          76          73          75
                                     ------      ------      ------      ------

Operating expenses:
  Selling and marketing                 53          62          53          61
  Research and development              17          17          18          18
  General and administrative            10          10           9          11
                                     ------      ------      ------      ------
Total operating expenses                80          89          80          90

Operating loss                          (7)        (13)         (7)        (15)

Other income, net                        2           2           2           2

Loss before income taxes                (5)        (11)         (5)        (13)
Provision for income taxes               -           -           -           -
                                     ------      ------      ------      ------
Net loss                                (5)        (11)         (5)        (13)
                                     ======      ======      ======      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. Our total revenues increased to $19.1 million for the three months ended June 30, 2000 from $14.6 million for the three-month period ended June 30, 1999. Total revenues for the six months ended June 30, 2000 increased 30.0% to $36.1 million from $27.8 million for the six-month period ended June 30, 1999. These increases were primarily due to increased demand for our recently expanded line of business-to-business ("B2B") products and services.

SOFTWARE REVENUES. Software revenues increased 41.3% to $11.9 million for the three months ended June 30, 2000 from $8.4 million for the three-month period ended June 30, 1999. For the six-month period ended June 30, 2000 software revenues increased 32.2% to $36.1 million from $16.6 million for the six-month period ended June 30, 1999. This increase was primarily due to increased sales of B2B software, including our new B2B Integration Server, which was released in March 2000. We expect software license revenues from our B2B business to increase in future periods. As we continue to place greater focus on our B2B product line, our Data Server software license revenues may stabilize or decline in future periods. The timing of closing large-sized software deals could result in fluctuations of future software license revenues in any given quarter.

SERVICES REVENUES. Service revenues increased 15.2% to $7.2 million for the three-month period ended June 30, 2000 from $6.2 million for the three-month period ended June 30, 1999. For the six months ended June 30, 2000 service revenues increased 26.7% to $14.1 million from $11.1 million for the six-month period ended June 30, 1999. The increase is due to higher demand for our consulting services related to customer deployments of our software and to higher maintenance revenues, reflecting continued growth in our installed base. We expect to hire additional consulting personnel during 2000 to accommodate projected additional growth for our consulting services driven by our expectation of growing B2B software revenues in future periods.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries as a percentage of our total revenues increased to 42.0% for the three months ended June 30, 2000 compared with 37.4% for the three-month period ended June 30, 1999. Revenues from international operations as a percentage of total revenues for the six-month periods ended June 30, 2000 and 1999 were 45.1% and 40.3% respectively. The increase in international revenues as a percent of total revenues was primarily due to growth in both the Asia Pacific and European regions.

COST OF SOFTWARE. Cost of software increased 24.1% to $581,000 for the three-month period ended June 30, 2000 from $468,000 for the three-month period ended June 30, 1999 and decreased as a percent of software revenues to 4.9% from 5.6% for the three-month periods ended June 30, 2000 and June 30, 1999, respectively. For the six months ended June 30, 2000, cost of software increased 37.1%, to $1,215,000 from $886,000 for the six-month period ended June 30, 1999, and increased as a percent of software revenues to 5.5% from 5.3% for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The increase is primarily due to higher amortization expense associated with additional purchases of technology from third parties in 1999 and 2000 for inclusion in our recently expanded B2B product line.

COST OF SERVICES. Cost of services increased 49.5% to $4.7 million for the three months ended June 30, 2000 from $3.1 million for the three-month period ended June 30, 1999 and increased as a percent of service revenues to 64.7% to 49.9% for the three-month periods ended June 30, 2000 and June 30, 1999, respectively. For the six months ended June 30, 2000, cost of services increased 38.0% to $8.4 million from $6.1 million for the six month period ended June 30, 1999 and increased as a percent of service revenues to 59.6% from 54.7% for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The increase in cost of services in absolute dollar terms and as a percent of service revenues reflects expenses related to the growth in staffing necessary to generate and support increased worldwide service revenues and to provide customer support to our installed base. We expect to hire additional service personnel during 2000 to accommodate projected additional growth driven by our expectation of growing B2B software revenues in future periods.

SELLING AND MARKETING. Selling and marketing expenses increased 12.3% to $10.2 million for the three months ended June 30, 2000 from $9.0 million for the three months ended June 30, 1999 and decreased as a percentage of revenues to 53.3% from 61.8% for the three-month periods ended June 30, 2000 and June 19, 1999, respectively. Selling and marketing expenses increased 13.2% to $19.3 million for the six months ended June 30, 2000 from $17.0 million for the six months ended June 30, 1999 and decreased to 53.4% from 61.3% of total revenues for the six-month periods ended June 30, 2000 and June 30, 1999, respectively. The increase in dollar amount primarily reflects the cost of hiring additional sales and marketing personnel, the development of expanded sales distribution channels, and an increase in promotional activities and marketing programs, primarily relating to our B2B products and services. We expect selling and marketing expenses to continue to increase in absolute dollars in future periods, but to decline as a percentage of revenues over the upcoming quarters.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 30.5% to $3.3 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999 and increased as a percentage of revenue to 17.3% from 17.2% for the three months ended June 30, 2000 and June 30, 1999, respectively. Research and development expenses increased 26.4% to $6.3 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999 and decreased to 17.5% from 18.0% of total revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in dollar amount was primarily due to increased staffing associated with the development of our B2B products and services.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 24.4% to $1.8 million for the three months ended June 30, 2000 from $1.5 million for the three months ended June 30, 1999 and decreased as a percentage of revenue to 9.5% from 10.0% for the three months ended June 30, 2000 and June 30, 1999, respectively. General and administrative expenses increased 12.1% to $3.3 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999 and decreased to 9.3% from 10.7% of total revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase is primarily due to the additional outside professional services required to support the overall operations of the business. We expect general and administrative expense to continue to increase in absolute dollars in future periods, but to continue to decline as a percentage of revenues for the upcoming quarters.

OTHER INCOME. Other income increased 9.5% to $357,000 for the three-month period ended June 30, 2000 from $326,000 for the three-month period ended June 30, 1999. Other income increased 18.3% to $699,000 for the six-month period ended June 30, 2000 from $591,000 for the six-month period ended June 30, 1999. The increase was largely the result of increased cash balances and higher rates of return on our cash and investments.

PROVISION FOR INCOME TAXES. No provision for income taxes were made in the three- and six-month periods ending June 30, 2000, due to the net losses we incurred in both periods.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, our principal sources of liquidity included $21.1 million of cash and cash equivalents and short-term investments and a $2.0 million revolving line of credit with Silicon Valley Bank. Availability under the line of credit, expiring September 2000, is based on a formula of eligible accounts receivable, subject to compliance with certain covenants. Borrowings are collateralized by our assets, excluding intellectual property, and bear interest at the bank's prime rate. At June 30, 2000, no borrowings were outstanding, and we were in compliance with the bank's covenants. A letter of credit in the amount of $325,000 under the line of credit was outstanding at that date.

Net cash used for operating activities was $2.2 million for the six months ended June 30, 2000 compared to $0.4 million provided for the six months ended June 30, 1999. The net use of cash was due to an increase in the receivable balance related to revenue growth, partially offset by a decrease in net loss, and an increase in accounts payable and deferred revenue during the six months ended June 30, 2000.

Our investing activities used $4.5 million of cash for the six months ended June 30, 2000, as compared to $2.7 million used by investing activities for the six-month period ended June 30, 1999. The use from investment activities was primarily attributable to a net purchase of marketable securities of $2.7 million for the six months ended June 30, 2000, as compared to the net purchase of $1.6 million of investments for the six months ended June 30, 1999.

Our financing activities provided net cash of $1.5 million for the six months ended June 30, 2000, as compared to $186,000 of cash provided for financing activities in the same period in 1999. The increase in cash provided was primarily due to an additional $1.1 million in cash from stock option exercises during the six months ended June 30, 2000 compared to the same period in 1999.

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

NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for the Company's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's financial position or results of operations in the near term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Annual Report on Form 10-K which description is incorporated herein by reference.

PART II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2000, the Annual Meeting of Stockholders was held in Burlington, Massachusetts to act upon proposals to elect a Class I Director of the Company; to amend the Company's 1996 Employee Stock Purchase Plan; and to amend the Company's 1996 Incentive and Nonqualified Stock Option Plan. These matters were voted upon and approved by the stockholders of the Company at the meeting as follows:

1. A proposal to consider and vote upon the election of Gerald B. Bay as a Class I Director of the Company.


TOTAL VOTE FOR             TOTAL VOTE WITHHELD

 24,049,331                     97,085


2. A proposal to approve an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for grant thereunder by 200,000.

FOR               AGAINST           ABSTAIN

23,549,122        558,499           38,795


3. A proposal to approve an amendment to the Company's 1996 Incentive and Nonqualified Stock Option Plan to increase the number of shares of Common Stock available for grant thereunder by 1,000,000.

FOR               AGAINST           ABSTAIN

19,339,395        4,757,758         49,263

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NUMBER                              DESCRIPTION

*3.3      Amended and Restated Certificate of Incorporation
*3.5      Amended and Restated By-laws of the Company
27.1      Financial Data Schedule (filed herewith)

* This exhibit is incorporated by reference to the similarly numbered exhibit filed as part of the Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, eXcelon Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EXCELON CORPORATION
                                    (Registrant)



August 14, 2000                     By: /s/ Robert N. Goldman
                                      -------------------------------------
                                      Robert N. Goldman
                                      President and Chief Executive Officer



August 14, 2000                    By: /s/ Lacey P. Brandt
                                     -------------------------------------
                                     Lacey P. Brandt
                                     Chief Financial Officer