Form 10-Q
period 2000-09-30
EXCELON CORP
filed 2000-11-13
CIK 1014955

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission File Number  0-21041
                                                 -------

                               EXCELON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               02-0424252
           --------                                               ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)


25 Mall Road, Burlington, MA                                          01803
----------------------------                                          -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (781) 674-5000
                                                   ------------------

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

     The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 29,485,124.

================================================================================

EXCELON CORPORATION

INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                 PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999              3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2000 and September 30, 1999                                  4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 and September 30, 1999                                         5

         Notes to the Consolidated Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              11



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                      11

Item 6. Exhibits and Reports on Form 8-K                                                         11

Signatures                                                                                       13


ITEM 1.  FINANCIAL STATEMENTS


                               EXCELON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2000              1999
                                                                             -------------      ------------
                                                                              (UNAUDITED)
Assets
Current assets:
     Cash and cash equivalents                                                 $12,037            $ 13,847
     Marketable securities                                                       9,052               5,327

     Accounts receivable, net of allowance for doubtful                         14,534              13,902
        accounts of  $1,075 and $1,232 at September 30, 2000 and
        December 31, 1999
     Prepaid expenses and other current assets                                   2,614                 946
                                                                              --------            --------
Total current assets                                                            38,237              34,022

Property and equipment, net                                                      5,848               5,169
Marketable securities                                                            1,395               4,589
Capitalized software, net                                                        2,280               2,503
Other assets                                                                     1,101               1,122
                                                                              --------            --------
Total assets                                                                  $ 48,861            $ 47,405
                                                                              ========            ========

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of capital lease obligations                             $      -            $     17
     Accounts payable                                                            5,193               3,404
     Accrued expenses                                                            4,139               3,898
     Accrued compensation                                                        3,087               2,876
     Deferred revenue                                                            8,266               7,697
                                                                              --------            --------
Total current liabilities                                                       20,685              17,892

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                       -                   -
  Common stock, $.001 par value; authorized 200,000,000 shares;
       29,478,768 and 28,920,730 shares issued and outstanding
                                                                                    30                  29
  Additional paid-in capital                                                    70,578              66,731
  Accumulated deficit                                                          (38,682)            (35,054)
  Accumulated other comprehensive loss                                          (3,177)             (1,620)
  Advances to stockholders                                                        (573)               (573)
                                                                              --------            --------
Total stockholders' equity                                                      28,176              29,513
                                                                              --------            --------
Total liabilities and stockholders' equity                                    $ 48,861            $ 47,405
                                                                              ========            ========


The accompanying notes are an integral part of the consolidated financial statements.


                               EXCELON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                        2000            1999                  2000           1999
                                                        ----            ----                  ----           ----
Revenues:
   Software                                           $12,307         $ 9,247               $34,259        $25,858
   Services                                             6,502           6,396                20,623         17,541
                                                      -------         -------               -------        -------
      Total revenues                                   18,809          15,643                54,882         43,399
Cost of revenues:
   Cost of software                                       587           1,012                 1,802          1,899
   Cost of services                                     4,996           3,129                13,408          9,225
                                                      -------         -------               -------        -------
      Total cost of revenues                            5,583           4,141                15,210         11,124

Gross profit                                           13,226          11,502                39,672         32,275
Operating expenses:
   Selling and marketing                               10,591           9,733                29,859         26,759
   Research and development                             3,216           2,593                 9,530          7,588
   General and administrative                           1,684           1,641                 5,026          4,621
   Restructuring charge                                     -             945                     -            945
                                                      -------         -------               -------        -------
      Total operating expenses                         15,491          14,912                44,415         39,913

   Operating loss                                     (2,265)         (3,410)               (4,743)        (7,638)

Other income, net                                         416             255                 1,115            845
                                                      -------         -------               -------        -------

Loss before income taxes                              (1,849)         (3,155)               (3,628)        (6,793)
Provision for income taxes                                  -               -                     -             43
                                                      -------         -------               -------        -------

Net loss                                             $(1,849)        $(3,155)              $(3,628)       $(6,836)
                                                     ========        ========              ========       ========

Loss per share:
Basic                                                 $(0.06)        $ (0.11)               $(0.12)       $ (0.24)
Diluted                                               $(0.06)        $ (0.11)               $(0.12)       $ (0.24)

Weighted average shares outstanding:
Basic                                                  29,423          28,360                29,291         28,228
Diluted                                                29,423          28,360                29,291         28,228




The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                              EXCELON CORPORATION.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        2000               1999
                                                                       ------             ------
Cash flows from operating activities:
   Net loss                                                           $(3,628)           $(6,836)
   Adjustments to reconcile net income to net
     cash used for operating activities:
     Depreciation and amortization                                      2,856              2,450
     Amortization of deferred compensation                                432                 69
     Bad debt expense                                                     207                904
     Other                                                                 36                115
Changes in operating assets and liabilities:
     Accounts receivable                                                 (956)               483
     Prepaid expenses and other current assets                         (1,759)              (554)
     Other assets                                                         (66)              (248)
     Accounts payable and accrued expenses                              1,378              1,302
     Deferred revenue                                                     749              1,146
                                                                     --------            -------
Net cash used for operating activities                                   (751)            (1,169)
                                                                     --------            -------

Cash flows from investing activities:
     Capital expenditures                                              (2,572)            (1,718)
     Purchased software                                                  (370)            (1,151)
     Purchases of marketable securities                               (20,392)           (13,048)
     Proceeds from maturities and sales of marketable securities       19,878             11,768
                                                                     --------            -------
Net cash used for investing activities                                 (3,456)            (4,149)
                                                                     --------            -------

Cash flows from financing activities:
     Proceeds from exercise of stock options                            1,874                565
     Purchase of treasury stock                                             -               (251)
     Repayments of capital lease obligations                              (17)                 8
                                                                     --------            -------
Net cash provided by financing activities                               1,857                322
                                                                     --------            -------

Effect of exchange rate changes on cash                                   540                 10
                                                                     --------            -------

Net change in cash and cash equivalents                                (1,810)            (4,986)

Cash and cash equivalents, beginning of period                         13,847             14,846
                                                                     --------            -------
Cash and cash equivalents, end of period                             $ 12,037            $ 9,860
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

The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three and nine months ended September 30, 2000 and 1999:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
(in thousands, except per share amounts)                 2000              1999             2000              1999
                                                         ----              ----             ----              ----
Net loss                                              $ (1,849)         $ (3,155)         $ (3,628)         $ (6,836)
                                                      =========         =========         =========         =========

Weighted average shares outstanding:                    29,423            28,360            29,291            28,228
Stock options (dilutive)                                     -                 -                 -                 -
                                                      ---------         ---------         ---------
Diluted shares                                          29,423            28,360            29,291            28,228
                                                        ======            ======            ======            ======

Basic EPS                                               $(0.06)          $ (0.11)           $(0.12)          $ (0.24)
Diluted EPS                                             $(0.06)          $ (0.11)           $(0.12)          $ (0.24)


Options to purchase 7,446,140 and 1,647,284 shares of common stock outstanding with weighted-average exercise prices of $4.85 and $1.93 for the three month periods ended September 30, 2000 and 1999, respectively, and options to purchase 7,146,624 and 3,153,810 shares of common stock outstanding with weighted-average exercise prices of $4.77 and $2.95 for the nine month periods ended September 2000 and 1999, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been ANTI-DILUTIVE.

C.   COMPREHENSIVE LOSS

The table below sets forth comprehensive loss as defined by Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                                  Three Months Ended               Nine Months Ended
                                                                      September 30,                    September 30,
                                                                  2000             1999            2000             1999
                                                                  ----             ----            ----             ----
Net loss                                                      $ (1,849)        $ (3,155)       $ (3,628)        $ (6,836)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                         --              414            (250)             (56)
   Unrealized holding gain (loss) on securities                     29              (15)             35              (68)
                                                              --------         --------        --------         --------
Total other comprehensive income (loss)                             29              399            (215)            (124)
                                                              --------         --------        --------         --------
Comprehensive loss                                            $ (1,820)        $ (2,756)       $ (3,843)        $ (6,960)
                                                              ========         ========        ========         ========

D.  NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This accounting standard which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS 133 as amended is not expected to have a material effect on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance, including without limitation statements regarding future revenue (including revenue from our B2B business) and expense levels, the impact of changes in accounting standards, the hiring of additional personnel and adequate liquidity to meet our capital and operating requirements for the next twelve months. These statements include the words "expect," "believe," "anticipate," "estimate," and similar expressions. Such statements are not guarantees of future performance, and involve substantial risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Information about the basis for those assumptions and important factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 1999 Annual Report on Form 10-K, which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated financial data as a percentage of our total revenue for the three and nine months ended September 30, 2000 and 1999:



                                       Three Months Ended Nine Months Ended
                                            September 30, September 30,

                                     2000        1999        2000         1999
                                     ----        ----        ----         ----

Total revenues:                      100%        100%        100%         100%

Cost of revenues:
  Software                             3           6           3            5
  Services                            27          20          25           21
                                    ----        ----        ----         ----
Total cost of revenues                30          26          28           26

Gross profit                          70          74          72           74

Operating expenses:
  Selling and marketing               56          62          55           62
  Research and development            17          17          17           17
  General and administrative           9          11           9           11
  Restructuring charge                 -           6           -            2
                                    ----        ----        ----         ----
Total operating expenses              82          96          81           92

Operating loss                       (12)        (22)         (9)         (18)

Other income, net                      2           2           2            2
                                    ----        ----        ----         ----

Loss before income taxes             (10)        (20)         (7)         (16)
Provision for income taxes             -           -           -            -
                                    ----        ----        ----         ----
Net loss                             (10)%       (20)%        (7)%        (16)%
                                     =====       =====       =====        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. Our total revenues increased 20.2% to $18.8 million for the three months ended September 30, 2000 from $15.6 million for the three-month period ended September 30, 1999. Total revenues for the nine months ended September 30, 2000 increased 26.5% to $54.9 million from $43.4 million for the nine-month period ended September 30, 1999. These increases were primarily due to increased demand for our expanded line of business-to-business ("B2B") products and services.

SOFTWARE REVENUES. Software revenues increased 33.1% to $12.3 million for the three months ended September 30, 2000 from $9.2 million for the three-month period ended September 30, 1999. For the nine-month period ended September 30, 2000 software revenues increased 32.5% to $34.3 million from $25.9 million for the nine-month period ended September 30, 1999. These increases were primarily due to increased sales of B2B software, including our B2B Integration Server. We expect software license revenues from our B2B business to increase in future periods. As we continue to place greater focus on our B2B product line, our Data Management software license revenues may stabilize or decline in future periods. The timing of closing large-sized software deals could result in fluctuations of future software license revenues in any given quarter.

SERVICES  REVENUES.  Service  revenues  increased  1.7% to $6.5  million for the three-month period ended September 30, 2000 from $6.4 million for the three-month period ended September 30, 1999. For the nine months ended September 30, 2000 service revenues increased 17.6% to $20.6 million from $17.5 million for the nine-month period ended September 30, 1999. Service revenues grew at a slower rate than software license revenue, mainly because of reduced productivity of our services organization as we repositioned it from a Data Management consulting practice to a B2B consulting practice. We expect this transition to continue through at least the end of the fourth quarter.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries as a percentage of our total revenues increased to 61.0% for the three months ended September 30, 2000 compared with 41.0% for the three-month period ended September 30, 1999. Revenues from international operations as a percentage of total revenues for the nine-month periods ended September 30, 2000 and 1999 were 50.5% and 40.6% respectively. The increase in international revenues as a percent of total revenues was due to growth in the Asia Pacific and European regions.

COST OF SOFTWARE. Cost of software decreased 42.0% to $587,000 for the three-month period ended September 30, 2000 from $1,012,000 for the three-month period ended September 30, 1999 and decreased as a percent of software revenues to 4.8% from 10.9% for the three-month periods ended September 30, 2000 and September 30, 1999, respectively. For the nine months ended September 30, 2000, cost of software decreased 5.1%, to $1,802,000 from $1,899,000 for the nine-month period ended September 30, 1999, and decreased as a percent of software revenues to 5.3% from 7.3% for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The decrease in costs is primarily attributable to a one time write off of technology purchased in the nine-month period ending September 30, 1999 as compared to the nine-month period ending September 30, 2000.

COST OF SERVICES. Cost of services increased 59.7% to $5.0 million for the three-month period ended September 30, 2000 from $3.1 million for the three-month period ended September 30, 1999 and increased as a percent of service revenues to 76.8% from 48.9% for the three-month periods ended September 30, 2000 and September 30, 1999, respectively. For the nine months ended September 30, 2000, cost of services increased 45.3% to $13.4 million from $9.2 million for the nine-month period ended September 30, 1999 and increased as a percent of service revenues to 65.0% from 52.6% for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The increase in cost of services in absolute dollar terms and as a percent of service revenues reflects expenses related to the growth in staffing necessary to generate and support increased worldwide service revenues and to provide customer support to our installed base, accompanied by a lower utilization of the staff because of the transition from a Data Management consulting practice to a B2B consulting practice.

SELLING AND MARKETING. Selling and marketing expenses increased 8.8% to $10.6 million for the three months ended September 30, 2000 from $9.7 million for the three months ended September 30, 1999 and decreased as a percentage of total revenues to 56.3% from 62.2% for the three-month periods ended September 30, 2000 and September 19, 1999, respectively. Selling and marketing expenses increased 11.6% to $29.9 million for the nine months ended September 30, 2000 from $26.8 million for the nine months ended September 30, 1999 and decreased to 54.4% from 61.7% of total revenues for the nine-month periods ended September 30, 2000 and September 30, 1999, respectively. The increase in dollar amount primarily reflects the cost of hiring additional sales and marketing personnel, the development of expanded sales and distribution channels, and an increase in promotional activities and marketing programs, primarily relating to our B2B products and services. We expect selling and marketing expenses to continue to increase in absolute dollars in future periods, but to decline as a percentage of revenues over the next several quarters.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 24.0% to $3.2 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999 and increased as a percentage of total revenues to 17.1% from 16.6% for the three months ended September 30, 2000 and September 30, 1999, respectively. Research and development expenses increased 25.6% to $9.5 million for the nine months ended September 30, 2000 from $7.6 million for the nine months ended September 30, 1999 and decreased to 17.4% from 17.5% of total revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in dollar amount was primarily due to increased staffing associated with the development of our B2B products and services. We expect research and development expenses to continue to increase in absolute dollars in future periods, but to continue to decline as a percentage of revenues for the next several quarters.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 2.6% to $1.7 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999 and decreased as a percentage of revenue to 9.0% from 10.5% for the three months ended September 30, 2000 and September 30, 1999, respectively. General and administrative expenses increased 8.8% to $5.0 million for the nine months ended September 30, 2000 from $4.6 million for the nine months ended September 30, 1999 and decreased to 9.2% from 10.6% of total revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase is primarily due to the additional professional services required to support the overall operations of the business. We expect general and administrative expenses to continue to increase in absolute dollars in future periods, but to continue to decline as a percentage of revenues for the next several quarters.

OTHER INCOME. Other income increased 63.1% to $416,000 for the three-month period ended September 30, 2000 from $255,000 for the three-month period ended September 30, 1999. Other income increased 31.8% to $1.1 million for the nine-month period ended September 30, 2000 from $845,000 for the nine-month period ended September 30, 1999. The increase was largely the result of increased cash balances and higher rates of return on our cash and investments.

PROVISION FOR INCOME TAXES. No provision for income taxes were made in the three-month and nine-month periods ending September 30, 2000, due to the net losses we incurred in both periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our principal sources of liquidity included $21.1 million of cash and cash equivalents and short-term investments. We are currently negotiating to renew our $2.0 million revolving line of credit with Silicon
Valley Bank which expired on September 29, 2000. While we expect to have this renewal of our $2.0 million revolving line of credit in place by January 2001, there can be no assurance that this will occur. A separate letter of credit issued by Silicon Valley Bank in the amount of $325,000 was outstanding as of September 30, 2000.

Net cash used for operating activities was $0.7 million for the nine months ended September 30, 2000 compared to $1.2 million used for the nine months ended September 30, 1999. The reduction of the net use of cash is primarily attributed to a decrease in the Company's net loss, offset by an increase in cash used for working capital needs.

Our investing activities used $3.5 million of cash for the nine months ended September 30, 2000, as compared to $4.2 million used by investing activities for the nine-month period ended September 30, 1999. The decline in the use of cash is mainly due to a decrease in the amount of net investments purchased. The use of cash from investment activities was primarily attributable to investments in capital assets of $2.6 million for the nine months ended September 30, 2000, as compared to investments of $1.7 million in capital assets for the nine months ended September 30, 1999.

Our financing activities provided net cash of $1.9 million for the nine months ended September 30, 2000, as compared to $0.3 million of cash provided by financing activities in the same period in 1999. The increase in cash provided was due to $1.9 million in cash from stock option exercises during the nine months ended September 30, 2000 compared to $0.6 million of the same period in 1999.

We believe that our current cash, cash equivalents, marketable securities and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months.

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

NEW ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results or operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This accounting standard which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS 133 as amended is not expected to have a material effect on the Company's financial position or results of operations.

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


Part II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2000.

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

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, eXcelon Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EXCELON CORPORATION
                                       (Registrant)



November 13, 2000                      By: /s/ Robert N. Goldman
                                          --------------------------------------
                                          President and Chief Executive Officer



November 13, 2000                      By: /s/ Lacey P. Brandt
                                          --------------------------------------
                                          Chief Financial Officer