Form 10-K
period 2000-12-31
EXCELON CORP
filed 2001-04-02
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                              FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2000 Commission File Number 0-21041

                                         EXCELON CORPORATION
                                         -------------------
                       (Exact name of registrant as specified in its charter)

          Delaware                                                                   02-0424252
          --------                                                                   ----------
(State or other jurisdiction of                                                  (I.R.S. Employer
 incorporation or organization)                                                 Identification No.)

25 Mall Road, Burlington, MA                                                          01803
- ----------------------------                                                          -----
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
Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of voting stock held by  non-affiliates  of the Registrant,  based on the closing  price of the Common Stock on February 28, 2001 as reported by the NASDAQ  National  Market, was approximately  $88,741,640.  For purposes of the foregoing calculation,  the Company has assumed that  each  director,  executive  officer  and  holder  of 10% or more of the  voting  stock  of the
Registrant is an affiliate.  This  determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The Registrant had 29,575,376 shares of Common Stock outstanding as of February 28, 2001.

                                 DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions of our Definitive  Proxy Statement for our 2001 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 35.

====================================================================================================

PART I

ITEM 1.  BUSINESS

OVERVIEW

We  develop,  sell and support  two major  product  lines:  our  business to business  (B2B) line of
eXtensible  Markup  Language   ("XML")-based  software  products  and  our  Object  Design  line  of object-oriented database management software products. Using our B2B products, companies are able to create self-service e-commerce applications running on the Internet or an intranet, that can be used by the companies' customers, suppliers, channel partners and employees, and that enable companies to transact business more efficiently and effectively,  improve customer service and responsiveness and lower transaction  costs. Our Object Design products have been used extensively for over 12 years by companies in the telecommunications and finance industries, and by independent software vendors, and for over 5 years in electronic business ("e-business")  applications with demanding requirements for high-performance and scalable data management solutions.  Until 1999, we derived 100% of our revenue from our Object Design line of database management software products.  However,  during the past two years our B2B software  products  line has grown  rapidly.  During  2000,  sales of B2B products and services  accounted for over $20 million,  or approximately  28%, of our total revenues up from less than 5% in 1999.

In the first quarter of 2000, we changed our name from Object Design,  Inc. to eXcelon  Corporation, to better reflect our new and broader focus on XML-based B2B software products and services.  By the end of the second  quarter of 2000,  we had  shipped a complete  suite of B2B  products  designed to assist  organizations  to engage  in B2B  e-commerce  over the  Internet  and  enable a new breed of self-service e-commerce  applications for customers and their partners,  employees and suppliers. In
January  2001,  we  reorganized  our business by dividing it into three  divisions:  our B2B product division,  our Object Design database  management  product  division and an  administrative  support division that provides finance and administrative  functions for the two product divisions.  The B2B division and the Object Design  division each have their own senior  management  teams and their own sales,  marketing,  professional  services and support and engineering staffs. The objective of this reorganization  into two product line business units and an  administrative  support division was to enable us to more effectively  sell,  deliver and support our B2B and Object Design product lines to their target markets worldwide.

We believe that our B2B products can be a foundation  for creating a new class of  applications  for self-service and  collaborative B2B activities.  Enterprises today are developing  applications that seek to facilitate  the creation of networks of  collaborative  business  relationships  among their customers,  partners,  suppliers  and  employees.  Key to the success of these  applications  is the ability to aggregate data and content into a common  information  model based on XML, the ability to exchange  information  among business  collaborators  and to initiate and control  complex  business processes  between  organizations.  We provide  organizations  with a software platform to aggregate information from disparate  sources,  transform and deliver  information to various end-users in any format,  and define and maintain  collaborative  business  processes and workflow,  thereby  helping organizations to create a sustainable competitive advantage.

Our eXcelon B2B products enable  organizations to aggregate  content both from inside the enterprise and from external  sources.  Once collected,  the information can be transformed and used to provide value-added  knowledge services to customers,  suppliers and partners.  Aggregating and transforming large  quantities  of data enables  companies to provide  higher levels of  information  sharing and service to their partners, customers, suppliers and employees.

Over the past  year,  many  large  organizations  such as AXA  Insurance,  Anachron,  Cummins  Power
Generation,  John Laing Construction and Swiss Re Insurance have deployed self-service  applications based  on  our  XML-based  B2B  technology.  Our  products  enabled  these  organizations  to  build applications  that increased their service offerings to their customers while lowering their cost of doing business. It is our goal to develop B2B products that enable customers to develop applications that make them  easier to do  business  with and help them  forge  closer  relationships  with their partners, suppliers and customers.

The Object  Design  division  was  created to enhance  the  abilities  of our sales,  marketing  and development  resources  to focus on growth  opportunities  for our  database  management  solutions.
Although we focused  our sales and  marketing  efforts in 2000 on our B2B  products,  strong  demand continued for our database  management  products.  In 2000 we closed major  contracts for our Object
Design products with  world-leading  organizations,  including  Alcatel,  AOL,  Amazon.com,  British
Telecom, Cisco,  Coppercom,  Deutsche Bank, Ericsson,  Goldman Sachs, Intel, InfoVista,  NTT DoCoMo,
Orange and Westfield Companies.

PRODUCTS & SERVICES

We operate in a single industry segment (computer  software and related  services),  within which we have two major product lines. Our B2B line of products and services  includes our XML-based  eXcelon
Portal Server and eXcelon  Integration  Server  products and our eXcelon  eSolutions  services.  Our
Object Design product line includes  ObjectStore,  our object-oriented  database management software and Javlin, our integrated data server for Java-based  application  servers; and related development tools.

B2B PRODUCTS

Our B2B products and  services  include our eXcelon  Portal  Server and eXcelon  Integration  Server
products and our eXcelon  eSolutions  services.  Our B2B products run on industry standard hardware, and adhere to Internet-based industry standards for communications,  programming interfaces and data exchange.

eXcelon PORTAL SERVER

Our eXcelon Portal Server platform enables companies to build and deliver self-service  applications for customers,  suppliers,  partners and employees in order to increase  revenues,  improve customer service and responsiveness, reduce cycle time and lower transaction costs. The eXcelon Portal Server enables  content  to be  aggregated  from a wide  variety of  sources,  including  external  partner information and business content and existing enterprise  systems.  This content can be personalized and delivered to devices, applications and browsers.

Our eXcelon  Portal Server  builds upon our XML  expertise  and has been used to help  organizations develop a wide range of self-service and collaborative  applications.  Customers such as Laing, Agfa and Anachron have relied on the eXcelon Portal Server for creating XML-based information models that integrate data and content from partners and customers,  shorten the time to create new applications and reduce the time to bring new partners on-line.  Self-service  applications  built on the eXcelon
Portal Server fall under three general categories:

o    Customer  Self-Service - providing  customers with access to product  information,  order entry applications and customer support information;

o    Channel Partner and Supplier  Self-Service - helping  organizations  develop and deploy on-line bill payment, inventory management and order-status tracking applications; and

o    Employee  Self-Service - providing employees with the tools to access key internal applications such as human resources,  expenses,  time management,  knowledge  management and supply request applications.

eXcelon INTEGRATION SERVER

Our eXcelon  Integration Server is an integrated suite of software components that enables companies to conduct  Internet-based  collaboration  with partners,  suppliers and customers.  By facilitating communication  among key  partners or even an entire  business  community,  our eXcelon  Integration
Server makes it possible for enterprises to include partners in automated  business  activities,  to share relevant business  information and to act upon that information  collaboratively.  The eXcelon
Integration  Server gives  enterprises  the ability to build closer  relationships,  realize greater levels of efficiency and become stronger competitors in their respective markets.

Our eXcelon Integration Server enables employees,  customers, enterprise systems and partner systems to work cooperatively. It connects to a hub organization's existing systems and databases, including electronic data  interchange  (EDI),  enterprise  resource  planning (ERP),  enterprise  application integration (EAI),  corporate databases,  legacy applications and other data sources. Once connected to the hub organization's  systems,  companies can create complex,  automated business  interactions using the business process workflow capabilities of our eXcelon Integration Server.

The business process workflow  capabilities of our eXcelon  Integration  Server give an organization the ability to create  automated  processes that can be shared  between  companies.  For example,  a customer's  application  could place orders  automatically  when  inventory  levels are low, the hub organization  could  automatically  order  parts from its  suppliers  to make new  products  and the shipping  company  could know exactly when to pick up the  shipment--  all without  using the phone, checking voice mail or sending a fax.

eXcelon eSOLUTION.

eXcelon  eSolutions  is a  comprehensive  suite of business and  technical  consulting  services for evaluating,  designing and deploying an overall e-business solution.  These services are designed to provide a methodical approach to defining and building Internet-based solutions.

OBJECT DESIGN PRODUCTS

eXcelon's  Object Design products and services include  ObjectStore,  Javlin and PSE Pro. All Object
Design products run on industry standard hardware and adhere to  Internet-based  industry  standards for communications, programming interfaces and data exchange.

OBJECTSTORE

ObjectStore is an object-oriented database management system. ObjectStore is used extensively in the telecommunications  industry  in network  management  applications  and  softswitch  systems and for intelligent  networking,  as well as for call centers and real-time event  handlers.  ObjectStore is used in  e-business  applications  as a high  speed  data cache for  e-commerce,  customer  relation management ("CRM") or other web applications having high volume transactions or complex data models.
Independent  software  vendors embed  ObjectStore  data  management  systems in hundreds of packaged software  applications.  ObjectStore is available for C++ and Java. One of the attributes that makes
ObjectStore  stand  out from  other  database  management  products  is its  patented  Cache-Forward architecture.  This architecture  maximizes application  performance while reducing network traffic, thus  enabling  applications  to scale up to serve large  volumes of users with  minimal  additional hardware investment.

JAVLIN

Javlin,  our Enterprise  Java Beans ("EJB") data server,  is a Java-based  data server  designed for
e-business  scalability  demands.  Javlin  accelerates the  performance of EJB application  servers, particularly BEA WebLogic Server and IBM Websphere,  by providing distributed caching and persistent data management in the middle tier. Javlin eliminates the bottleneck of retrieving  information from one or more legacy  systems by caching it and  managing  it inside the  application  server.  Javlin customers benefit by dramatically  decreasing their time to market, while increasing the performance and scalability of their applications.

PSE PRO

PSE Pro is a suite of "small footprint" embeddable database management systems including PSE Pro for
Java and PSE Pro for C++. They can be used to prototype ObjectStore  applications or to serve as the database management solution for embedded systems. PSE Pro also includes a set of visual development tools, that allows developers to get their embedded  applications up and running quickly and easily.
The suite is fully compatible with the ObjectStore enterprise edition, making it easy for developers to scale up their  applications  from  small  devices,  to desktop  computers  and all the way up to workgroup and enterprise servers.

COMPETITION

The markets in which we compete are intensely  competitive,  rapidly changing, and are likely to see more entrants and new technologies. While none of our competitors or potential competitors currently offers a product set that is  identical  to our B2B  solutions,  we do  encounter  competition  from software  vendors  with B2B  solutions or product  lines such as Sequoia  Software,  Asera,  Viador,
Webmethods,  TIBCO and  Software  AG. We also expect to see  competition  from  existing  enterprise information  portal and  electronic  application  interchange  vendors as they move their  solutions towards the problems of integrating across organizations.

We encounter  competition  for our Object Design product line from  companies  offering a variety of database  management  solutions,  including,  object databases  available from Computer  Associates,
Versant and Objectivity;  relational  databases available from Computer  Associates,  IBM, Informix,
Microsoft,  Oracle and Sybase;  extended-relational  and object-relational  databases available from
IBM, Informix and Oracle.

We expect  additional  competition from existing  competitors,  from new competitors that may result from acquisitions or consolidations among one existing competitor (such as the recent acquisition of
Sequoia  Software by Citmx) and from a number of other  companies  that may enter our  existing  and future  markets.  The  additional  competition  could  adversely  affect  our  business,  results of operations and financial condition. Some of our current and potential competitors have substantially greater financial, marketing and technical resources than we have.

PRODUCT DEVELOPMENT

During 2000 we have made  substantial  investments in research and  development,  primarily  through internal development for the B2B product line and the Object Design product line. Our B2B and Object
Design  research and  development  organizations  are divided into teams  consisting of  development engineers,  quality  assurance,  testing  and  porting  engineers  and  technical  writers.  Product definition is based on a consolidation of requirements  from existing and prospective  customers and from our technical  support,  product  management and engineering  groups.  As of December 31, 2000, there were 87 employees on our combined  research and  development  staff.  Research and development expenditures  during 2000,  1999,  and 1998,  were $12.9 million,  $10.3 million,  and $8.6 million, respectively,  and represented  18%, 17% and 14% of our total revenues,  respectively.  We expect to continue  committing  significant  resources to research and development in the future. All research and development expenditures are charged to operations as incurred.

SERVICES

eXcelon eSOLUTIONS. eXcelon eSolutions is a comprehensive suite of business and technical consulting services for evaluating, designing, and deploying an overall e-business solution. These services are designed to provide a methodical approach to defining and building Internet-based solutions.

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

DIRECT SALES. We rely principally on direct sales of our products.  Our B2B and Object Design direct sales forces are organized in teams  consisting of field sales  representatives  and technical sales support  representatives.  As of December 31, 2000,  our  combined  direct sales force  included 122 employees in 21 locations worldwide.

CHANNEL PARTNER PROGRAMS.  We have relationships with a variety of systems integrators,  independent software  vendors and resellers that can complement our direct sales force and broaden the worldwide penetration of our products.

INTERNATIONAL  DISTRIBUTORS.  In certain international  markets, we use third party distributors and resellers that are supported by our sales  organizations.  Approximately 6%, 2%, and 2% of our total revenues were derived from sales to international distributors in 2000, 1999 and 1998, respectively.

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

CUSTOMERS

Our customers  represent a broad spectrum of enterprises within diverse  industries,  including high technology,  financial  services,  manufacturing,  telecommunications,  insurance,  retail  and  B2B marketplaces. No customer accounted for 10% or more of total revenues during the years of 2000, 1999 and 1998.

BACKLOG

We maintain no material backlog because business, typically, is booked and shipped in the same quarter.

PROPRIETARY RIGHTS

We rely  primarily on a  combination  of trade  secret,  copyright,  patent,  and  trademark law and contractual provisions to protect our proprietary rights in our software products. These protections may not be adequate in certain circumstances. As of March 2001, we have two issued patents, expiring between 2011 and 2015,  covering the Cache Forward  architecture  used in our  ObjectStore  database management software, and other aspects of software technology. Competitors may independently develop technologies that are substantially equivalent or superior to our technology.  In addition,  patent, copyright,  trademark and trade secret  protection for our products may be unavailable or unreliable in certain foreign  countries.  As the number of software products in the industry and the number of software patents increase,  we believe that software developers may become  increasingly  subject to infringement claims.

While no  significant  claims of this type have been asserted  against us, there can be no assurance that such  claims  will not be asserted  against us with  respect to existing or future  products or that,  we would  prevail  against any such claims that were  asserted.  If a lawsuit of this type is filed,  it could result in  significant  expense to us and divert the efforts of our  technical  and management  personnel,  whether or not we ultimately prevail.  While we believe that our products do not infringe other parties'  patents,  copyrights,  trade secrets,  trademarks and other proprietary rights,  we cannot be certain that our products are not doing so.  Infringement of valid third party patents,  copyrights,  trade secrets,  trademarks and other proprietary rights could have an adverse effect on our business and results of operations.  With respect to an increasing  number of products offered,  we rely on "shrink-wrap"  and "click-wrap"  licenses not signed by the licensee to protect our proprietary rights.  "shrink-wrap"  and/or "click-wrap"  licenses may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

As of  December  31,  2000,  we employed  399  full-time  employees,  including  87 in research  and development,  157 in sales and marketing,  120 in professional services and customer support, and 35 in finance and  administration.  None of our  employees  is  represented  by a labor  union,  and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

Our corporate  headquarters  are located in Burlington,  Massachusetts,  consisting of approximately
64,000  square feet of office  space under a lease  expiring in February  2003.  We also lease sales offices  in 14  locations  worldwide.  We believe  that our  existing  facilities  and  offices  and additional space available to us are adequate to meet our requirements over the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report on Form 10-K, we are not a party to any legal  proceedings  the outcome of which, in the opinion of management,  would have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the three months ended December 31, 2000.

                                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol "EXLN." The following table sets forth,  for the periods  indicated,  the high and low sale prices for the Common Stock as reported by NASDAQ.

2000                                        High              Low
                                            ----              ---
First Quarter                             $27.50            $9.19
Second Quarter                             12.25             6.00
Third Quarter                              15.63             5.56
Fourth Quarter                             12.63             1.03

1999                                        High            Low
                                            ----            ---
First Quarter                             $10.50            $5.00
Second Quarter                              5.44             2.78
Third Quarter                               5.13             2.50
Fourth Quarter                             15.47             3.31

At December 31,  2000,  there were 151 holders of record of our Common  Stock.  This number does not include beneficial owners for whom shares were held in a "nominee" or "street" name. We believe that there are at least 400 beneficial  owners of our Common Stock.  We have never paid cash dividends on our Common  Stock.  The current  policy of our Board of  Directors is to retain all earnings for our continued growth.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical consolidated financial data, which should be read in  conjunction  with our  consolidated  financial  statements  and related  notes  included elsewhere herein.

                                              Selected Financial Data
                                       (in thousands, except per share data)

                                            2000          1999       1998         1997        1996
                                            ----          ----       ----         ----        ----
Statement of Operations Data:
Revenues                                $  70,347     $ 60,810    $  62,358     $ 47,265    $ 38,339
Operating income (loss)                   (12,379)      (8,218)       4,380         (436)      1,240
Net income (loss)                         (11,011)      (7,144)       4,823          800         520
Earnings income (loss) per share:
   Basic                                    (0.38)       (0.25)        0.17         0.03        0.03
   Diluted                                  (0.38)       (0.25)        0.17         0.03        0.02

Balance Sheet Data:
Working capital                         $  12,207    $  16,130    $  25,897    $  23,968   $  24,225
Total assets                               40,746       47,405       48,992       38,878      38,461
Long-term obligations                           -            -           18          236         120
Total stockholders' equity                 21,300       29,513       34,751       28,819      28,233

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We  develop,  sell and support  two major  product  lines:  our  business to business  (B2B) line of
eXtensible  Markup  Language   ("XML")-based  software  products  and  our  Object  Design  line  of object-oriented database management software products. Using our B2B products, companies are able to create  self-service  applications  running on the Internet or an intranet,  that can be targeted to customers, suppliers, channel partners and employees, and that enable companies to transact business more efficiently and effectively,  improve customer service and responsiveness and lower transaction costs.  Our Object Design products have been used  extensively for over 12 years by companies in the telecommunications and finance industries, and by independent software vendors, and for over 5 years in electronic business ("e-business")  applications with demanding requirements for high-performance and scalable data management  solutions.  Until 1999, we derived 100% of our revenue from our Object
Design line of database  management  software products.  However,  during the past two years our B2B software products line has grown rapidly.  During 2000, sales of B2B products and services accounted for over $20 million, or approximately 28%, of our total revenues up from less than 5% in 1999.

Our B2B  product  line was  introduced  in 1999.  Despite a  significant  investment  in and a rapid expansion of our B2B line of software  products over the past two years,  the Object Design  product line continues to contribute the majority of our revenues.  Our Object Design product line generated more than 70% of our revenues in 2000 and more than 90% of our revenues in 1999.

Our  revenues  are derived from sales of licenses of our B2B and Object  Design  software  products, professional  services and maintenance.  We generally  license our software  products on a perpetual basis.  Maintenance is generally billed annually in advance. We offer our eXcelon eSolutions and our implementation  and other  professional  services  primarily on a time and materials basis. We offer training on a fixed fee basis.

We recognize revenue in accordance with the provisions of AICPA Statement of Position 97-2 "Software
Revenue  Recognition." Revenue from software license fees is recognized when there is evidence of an arrangement,  the product has been delivered, fees are fixed or determinable,  and collection of the related  receivable is deemed  probable by management.  Revenue from sales through  distributors  is recorded net of  distributor  commissions.  Maintenance  revenue,  including  those bundled with the initial  license  fee,  are  deferred and  recognized  ratably  over the service  period,  generally one-year. Consulting and training service revenue is recognized as the services are performed.

Our cost of software revenues includes primarily royalties to third parties for software used in our software.  Our cost of services  revenues  primarily  includes  salaries and related expenses of our consulting and technical support personnel, and an allocation of overhead and recruitment costs.

The following  table sets forth certain  revenue and cost data as a percentage of our total revenues for each of the three years ended December 31, 2000.

                                                    2000         1999          1998
                                                 ----------   ----------   -----------
Revenues:
  Software                                            61.3%       60.2%        70.6%
  Services                                            38.7         39.8          28.9
  Related party software and services                    -            -           0.5
                                                 ----------   ----------   -----------
    Total revenues                                   100.0%      100.0%         100%
                                                 ----------   ----------   -----------
Cost of revenues:
  Cost of software                                     4.2          3.9           2.6
  Cost of services                                    25.6         21.3          16.5
  Cost of related party software and services            -            -           0.3
                                                 ----------   ----------   -----------
    Total cost of services                            29.8         25.2          19.4
                                                 ----------   ----------   -----------
Gross profit                                          70.2         74.8          80.6
Operating expenses:
  Selling and marketing                               59.3         59.9          50.7
  Research and development                            18.3         16.9          13.8
  General and administrative                          10.2         10.0           9.0
  Restructuring                                          -          1.5             -
                                                 ----------   ----------   -----------
    Total operating expenses                          87.8         88.3          73.5
                                                 ----------   ----------   -----------
Operating income (loss)                              (17.6)       (13.5)          7.1
Other income, net                                      1.9          1.8           1.6
                                                 ----------   ----------   -----------
Income (loss) before income taxes                    (15.7)       (11.7)          8.7
Provision for income taxes                               -            -           1.0
                                                 ----------   ----------   -----------
Net income (loss)                                    (15.7)       (11.7)          7.7
                                                 ----------   ----------   -----------

2000 COMPARED TO 1999

SOFTWARE REVENUES. Software revenues increased 17.7%, to $43.1 million in 2000 from $36.6 million in
1999.  The  increase was  primarily  due to increased  volume of B2B software  license  sales offset partially by a decrease in sales of our Object  Design  product  line.  We expect  software  license revenues  from our B2B products to continue to increase in future  periods,  while our Object Design product line may stabilize or decline in the coming year. The timing of closing large-sized software deals could result in fluctuations of future software license revenues in any quarter.  B2B software revenues  were $12.9 and $2.1 million  while  ObjectStore  software  revenues  were  $30.2 and $34.5 million for the years 2000 and 1999, respectively.

SERVICES REVENUES. Services revenues increased 12.6%, to $27.2 million in 2000 from $24.2 million in
1999.  The increase is due to higher demand for our  consulting  services  attributable  to customer deployments of applications built using our software,  and higher maintenance  revenues,  reflecting continued  growth in our  installed  base of customers.  We are not expecting  increases in services revenues for 2001.  B2B services  revenues  were $7.1 and $0.8 million  while  ObjectStore  services revenues were $20.1 and $23.4 million for the years 2000 and 1999, respectively.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  increased  $9.9  million in 2000 as  compared  to 1999.  International  revenues  as a percentage of total  revenues were 47.4% in 2000 compared with 38.5% in 1999. The increase in dollar amount and percentage  contribution of our international  revenues is primarily the result of strong
B2B license revenues in Japan and the UK. While we expect that international  revenues will continue to be a large part of our revenues in 2001, it is difficult to predict the percentage that they will represent.

COST OF SOFTWARE  REVENUES.  Cost of software revenues increased 22.7%, to $2.9 million in 2000 from
$2.4 million in 1999, and increased as a percentage of software  revenues to 6.8% from 6.5% for such years,  respectively.  The increase in absolute dollars and as a percentage of software  revenues is due to additional purchases of technology in the amount of 0.3 million and an increase in write offs of old technology from 0.5 million in 1999 to 0.7 million in 2000.

COST OF SERVICES REVENUES.  Cost of services revenues increased 39.7%, to $18.1 million in 2000 from
$12.9  million in 1999 and  increased as a percentage  of services  revenues to 66.3% from 53.5% for such years, respectively. The increase in dollar amount reflects the growth in staffing necessary to generate  and support  increased  worldwide  service  revenues and provide  customer  support to our growing  installed  base.  The increase in cost of services as a percentage  of service  revenues is primarily due to lower  utilization of consulting  personnel in 2000 as compared to 1999 as a result of expanding staff in the B2B division in anticipation of revenue growth in B2B products, as well as a direct write off of purchased  technology no longer being utilized by our services  organizations.
By hiring staff ahead of demand we caused our average  utilization  to decline.  In 2001,  we expect cost of services revenues to remain flat in absolute dollars, and it may decrease as a percentage of services  revenues as we strive to increase the  utilization  of our services  organizations  as new
e-business customers are added.

SELLING AND MARKETING  EXPENSE.  Selling and marketing  expense increased 14.6%, to $41.7 million in
2000 from $36.4 million in 1999, and decreased as a percentage of total revenues to 59.3% from 59.9%
for such years,  respectively.  The increase in dollar amount resulted  primarily from the hiring of additional  marketing and sales personnel and increased  spending on marketing programs primarily to launch our B2B  product  line.  We do not expect  future  sales and  marketing  expenses to increase significantly in 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 24.9%, to $12.9 million in 2000 from $10.3 million in 1999, and increased as a percentage of total revenues to 18.3% in 2000 from 16.9% for 1999. The increase was due principally to the addition of personnel,  depreciation of capital  equipment and related  overhead for the  development of new B2B products and enhancement to existing  Object Design  products.  We do not expect  future  research and  development  expenses to increase significantly in 2001.

GENERAL AND  ADMINISTRATIVE  EXPENSE.  General and  administrative  expense increased 18.2%, to $7.2 million in 2000 from $6.1 million in 1999,  and increased as a percentage of total revenues to 10.2%
in 2000  compared to 10.0% in 1999.  The increase in dollar  amount is  reflective  of the increased staffing,  investments in information  technology,  professional expenses and other costs associated with our expanding operations.  We expect general and administrative expense to increase slightly or remain flat in 2001.

RESTRUCTURING.  In 1999, we recorded a restructuring charge in the amount of $945,000, in connection with  repositioning  the company for future growth.  The charge was composed of severance  costs for eleven  employees,  closure costs of some office space, and cancellation  costs of certain marketing initiatives. All of the restructuring charges were paid in 2000.

OTHER INCOME (NET). Other income (net) increased 22.5%, to $1.4 million in 2000 from $1.1 million in
1999. The increase was largely the result of some movement to longer-term  investments  that yield a higher rate of return as well as gains from transactions with our foreign subsidiaries.

PROVISION FOR INCOME TAXES.  In 2000 and 1999, we paid only certain  foreign income taxes due to our overall net loss.

1999 COMPARED TO 1998

SOFTWARE REVENUES. Software revenues decreased 16.8%, to $36.6 million in 1999 from $44.0 million in
1998. The decrease was primarily due to decreased  volume of Object Design software  licenses offset partially by an increase in sales of our B2B product line. We expect software  license revenues from our B2B products to increase in future periods.

SERVICES REVENUES. Services revenues increased 34.3%, to $24.2 million in 1999 from $18.0 million in
1998.  The  increase  is due to higher  demand  for our  consulting  services  related  to  customer deployments of our software and higher  maintenance  revenues,  reflecting  continued  growth in our installed base of Object Design products.

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

COST OF SOFTWARE  REVENUES.  Cost of software revenues increased 48.3%, to $2.4 million in 1999 from
$1.6 million in 1998, and increased as a percentage of software  revenues to 6.5% from 3.6% for such years,  respectively.  The increase in absolute dollars and as a percentage of software  revenues is due to additional  purchases of  technology  from third parties in 1999 for inclusion in our new B2B
Solutions  product  line,  as  well  as the  write-off  in  1999  of  certain  previously  purchased technologies.

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

SELLING AND MARKETING  EXPENSE.  Selling and marketing  expense increased 15.3%, to $36.4 million in
1999 from $31.6 million in 1998, and increased as a percentage of total revenues to 59.9% from 50.7%
for such years,  respectively.  The increase in dollar amount and as a percentage of total  revenues resulted  primarily  from the hiring of additional  marketing  personnel  and increased  spending on marketing programs to launch our new B2B product line.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 19.1%, to $10.3 million in 1999 from $8.6 million in 1998,  and increased as a percentage of total revenues to 16.9% in 1999 from 13.9% for 1998. The increase was due principally to the addition of personnel,  depreciation of capital  equipment and related  overhead for the  development of new B2B products and enhancement to existing Object Design products.

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

OTHER INCOME (NET). Other income (net) increased 14.2%, to $1.1 million in 1999 from $1.0 million in
1998.  The increase was largely the result of overall  higher cash balances as well as some movement to longer-term investments that yield a higher rate of return.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000,  our  principal  sources of liquidity  included  $16.0  million of cash,  cash equivalents and short-term  marketable  securities and $600,000 of long-term marketable  securities.
$175,000 of cash and cash  equivalents  is restricted  and is being held in a certificate of deposit with  Silicon  Valley  Bank as  collateral  for a  security  deposit on leased  office  space in our
Burlington, MA location. While we believe that our cash and securities balances at December 31, 2000 are sufficient to meet our needs, we are presently negotiating with Silicon Valley Bank regarding an additional financing package of approximately $4.8 million dollars.

We had an accumulated  deficit of $46.1 million at December 31, 2000 and a net loss of $11.0 million for the year then ended.  Management  believes  that cash flows from  operations  and existing  cash balances will be sufficient to fund the Company's  cash  requirements  for the  foreseeable  future.
Failure to generate sufficient  revenues,  raise additional capital or reduce certain  discretionary spending  could have a material  adverse  effect on the  Company's  ability to  continue  as a going concern and achieve its business objectives.

Our operating activities used net cash of $5.6 million and provided net cash of $1.6 million in 2000 and 1999, respectively. The decrease was primarily the result of a net loss of $11.0 million in 2000 compared to a net loss of $7.1 million in 1999, plus increased cash used for working capital.

Our  investing  activities  used  net  cash of $3.5  million  and $4.3  million  in 2000  and  1999, respectively. The decrease in uses of cash was attributable primarily to the net sale of $598,000 of marketable  securities in 2000, compared to the net purchase of $150,000 of marketable securities in
1999, and a decrease in purchased technology to $370,000 in 2000 from $1.2 million in 1999.

Our  financing  activities  provided  net cash of $2.2  million and $1.8 million for the years ended
December 31, 2000 and 1999, respectively. The increase was due to an increase in proceeds from stock option exercises to $2.2 million in 2000 from $2.0 million in 1999 and the absence of treasury stock purchases in 2000.

We believe that our current cash, cash equivalents,  and marketable securities,  and funds generated from  operations,  if any,  will  provide  adequate  liquidity  to meet our  capital  and  operating requirements for the next twelve months.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial  Accounting  Standards  Board issued  Statement of Financial  Accounting
Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This
accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June
15, 2000,  requires that all  derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial  Accounting  Standards  Board issued  statement of Financial
Accounting  Standards No. 138,  Accounting for Certain  Derivative  Instruments  and Certain Hedging
Activities,  an amendment of SFAS No. 133.  This  accounting  standard  amended the  accounting  and reporting standards of SFAS No. 133 for certain derivative  instruments and hedging activities.  The
January 1, 2001 adoption of SFAS No. 133, as amended,  is not expected to have a material  effect on the Company's financial position or results of operation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange Commission may contain statements which are
not  historical  facts  but  which  are  "forward  looking   statements"  which  involve  risks  and
uncertainties. The words "expect",  "anticipate",  "internal", "plan", "believe," "seek", "estimate"
and similar  statements  are intended to identify such forward  looking  statements.  In particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" relating to our products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the  sufficiency  of capital to meet  working  capital  and  capital expenditure  requirements,  may  be  forward-looking  statements.  Our  disclosures  in  Item  7A,
"Quantitative and  Qualitative  Disclosures  About  Market  Risk," also  constitute  forward-looking statements. This Report also contains other forward-looking statements, including without limitation statements regarding:  the market opportunity for our products, our competitors,  the development of our products, the capabilities of our product lines,  anticipated increases in revenues from our B2B products, the percentage of revenues from our international operations, outlook with regard to costs and expenses,  the adequacy of our existing facilities to meet our requirements over the next twelve months,  and adequate  liquidity to meet our capital and operating  requirements for the next twelve months. Such statements are not guarantees of future  performance,  but are based on assumptions and expectations  of our management at the time such  statements  are made,  and involve  certain risks, uncertainties  and assumptions  that could cause our future results to differ  materially from those expressed in any forward-looking  statements.  Important factors that could cause our actual results to differ from those  forward-looking  statements  include  those set forth  below.  We disclaim any intent or obligation to update publicly any  forward-looking  statements  whether in response to new information, future events or otherwise.

In January  2001, we  restructured  our business  operations.  As a result of the  restructuring  we reduced our workforce by approximately  10% and split our business  operations into three divisions:
our B2B product line  division,  our Object Design  product line division and a third  division that provides finance and administrative functions for the other two divisions. The restructuring may not produce the improvement in sales and marketing focus, growth in business or revenues, improvement in our results of operations or other benefits that we anticipate  and could,  by duplication of senior management and other  personnel,  increase our operating  expenses without  realizing  corresponding increases in revenue. In addition, if we are unable to successfully manage the transition to our new organizational  structure,  we could  experience  disruption of our business  operations  that could materially  adversely affect our financial  results.  Disruptions or operational  difficulties could result in delays in  product  development  cycles and sales of our  products.  We may not be able to retain  our key  personnel  following  the  restructuring  or attract  and retain the new  personnel necessary  to grow our B2B  product  line and Object  Design  product  line  divisions,  which could materially  adversely  affect our ability to develop  and sell our  products,  support our  business operations  and grow our  businesses.  The occurrence of one or more of these factors could distract our management team and materially adversely affect our business,  financial condition and operating results.

The majority of our revenues to date has been derived from our Object Design line of object-oriented database management products and related services. We expect the market for object-oriented database management  products in general to remain stable or decrease in the future. Our future revenues from our Object Design  product line will depend to a substantial  degree on our ability both to maintain our existing  customers and to attract and maintain new customers for these products.  A significant portion of our  revenues  is derived  from sales of our Object  Design  products to  customers  in a limited  number of  industries,  such as the  telecommunications  industry,  some of which have been decreasing  their rate of capital  expenditures,  including  expenditures for products such as ours.
There can be no assurance that we will be able to maintain  demand for our Object Design products in the  telecommunications  industry or other vertical markets in which our Object Design products have been widely  implemented.  If our revenues in our  traditional  markets decline and we are unable to create demand for our Object Design  products in new vertical  markets,  our revenues could decline, our ability to support the levels of  expenditure  we believe are necessary to support the growth of our B2B business could be impaired, and our business and prospects could be significantly harmed. As a result of the foregoing and other  factors,  we may  experience  material  fluctuations  in future operating  results on a  quarterly  or annual  basis  which could  materially  adversely  affect our business, financial condition and operating results.

We  expect  to  increase  our  sales  and  marketing,  research  and  development  and  general  and administrative expenses as we develop and expand our B2B line of products and services.  Because our
B2B products and services are in the early phase of market acceptance,  we do not expect to generate sufficient  B2B  revenues in 2001 to cover all of the related  expenses.  Accordingly,  we expect to incur a loss in 2001.  Our failure to generate  sufficient  revenues,  raise  additional  capital or reduce  certain  discretionary  spending  could have a  material  adverse  effect on our  ability to continue as a going concern and achieve our business  objectives.  We believe that our current cash, cash equivalents and marketable  securities will provide adequate  liquidity to meet our capital and operating  requirements  for the next  twelve  months.  The time for which we believe our capital is sufficient is an estimate.  The actual time period may differ  materially as a result of a number of factors, risks and uncertainties. We may need to raise additional funds in the future through public or  private  debt or  equity  financing  in order to  develop  new  products  or  services,  acquire complementary  businesses or technologies or respond to competitive pressures.  Additional financing we may need in the future may not be  available  on terms  favorable  to us, if at all.  If adequate funds  are  not  available  or are  not  available  on  acceptable  terms,  or if we  experience  an unanticipated  revenue  shortfall that requires us to implement  personnel  reductions or other cost reduction measures,  we may not be able to take advantage of opportunities,  develop new products or services or otherwise respond to unanticipated  competitive  pressures.  In such case, our business, operating results and financial condition could be harmed.

Our B2B product line is currently based in large part upon XML, or eXtensible  Markup  Language,  an emerging  standard for sharing data over the  Internet.  While we  anticipate  that XML will achieve broad market  acceptance in the near future,  the acceptance of XML within the B2B industry has been slower than expected.  It is also possible that a competing  standard perceived to be superior could replace XML, in which case the market may not accept an XML-based  product.  If a new standard  were perceived to be superior, our software might not be compatible with the new standard or we might not be able to develop a product  using this  standard in a timely  manner.  Consequently,  a failure of
XML-based products to achieve broad market acceptance,  delay in such acceptance or the introduction of a competing standard perceived to be superior in the market could harm our business.

In  order  to  achieve  broad  market  acceptance  of our B2B  product  line,  we must  improve  the effectiveness  of our sales and marketing  efforts,  including by increasing  the  visibility of our company and brand recognition of our B2B products,  by increasing the market reach and effectiveness of our channel  partners,  and by increasing the  productivity  of our sales force.  There can be no assurance  that  we  will  be  successful  in  these  efforts.  If we are  unable  to  increase  the effectiveness  of our sales and marketing  programs,  we may not be able to attain planned levels of revenue growth or compete effectively, and our business could be significantly harmed.

The market for B2B e-commerce solutions is rapidly changing and intensely competitive. We expect the market for B2B  e-commerce  solutions  to  continue  to evolve at a rapid  pace.  For  example,  the difficulties  experienced  in recent months by many online  retailers and other  web-based  consumer businesses has resulted in reduced demand for our B2B products from such businesses. As a result, we have been  required to reorient  our B2B sales force and  marketing  efforts in response to focus on enterprise customers rather than web-based consumer  businesses.  We may not be able to successfully develop and target our B2B products and sales and marketing efforts to such changing market demands.
We also expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete  successfully  against  current or future  competitors.  The  competitive pressures facing us, as well as our potential  inability to successfully  develop and target our B2B products to the changing  market for B2B  e-commerce  solutions,  may harm our  business,  operating results and financial condition.

Recent negative trends in the securities markets and in general domestic and international  economic and market conditions have adversely  affected,  among other enterprises,  many companies engaged in
Internet-related  businesses.  As a result,  our revenues from sales of our products and services to customers  engaged in  Internet-related  businesses have declined and may continue to decline in the future.  There can be no  assurance  that such  negative  trends and  decline in  revenues  will not continue  or  worsen  or that we will be able to  replace  the  revenue  that we have lost from such customers.  These factors could materially  adversely affect our business,  financial  condition and operating results.

We  typically  receive  the  majority  of our  revenue  in the  last  month of each  quarter  with a concentration  of revenue in the latter half of such month.  This  pattern,  common to many software companies,  makes it difficult  to forecast  accurately,  increasing  the  possibility  of missing a quarterly  revenue or profit  target.  Any  inability  to obtain  orders in large  volume or to make shipments  in the period  immediately  preceding  the end of any  particular  quarter  may cause the results for that  quarter to fall short of our revenue  targets.  Any failure to meet our  quarterly revenue or earnings  targets  could  adversely  impact the market price of our stock.  A significant portion of our revenues is derived from sales by our international  subsidiaries and to distributors outside the United States. There can be no assurance,  however,  that we will be able to maintain or increase  international  market  demand for our  products.  As a result of the  foregoing  and other factors,  we may experience  material  fluctuations  in future  operating  results on a quarterly or annual basis which could materially adversely affect our business, financial condition and operating results.

Market prices and trading volumes for securities of software companies have generally been volatile.
In  particular,  our common stock has been and may continue to be subject to  significant  price and volume  fluctuations  and may also be affected by broader  market trends  unrelated to our operating performance.  Such  price and  volume  volatility,  as well as  general  domestic  or  international economic,  market and political  conditions,  could adversely affect the market price for our common stock and may prevent  stockholders  from reselling their shares at or above the price at which they purchased their shares.

Our current and potential competitors include,  among others, large software vendors,  companies and trading networks that develop their own B2B integration  e-commerce solutions,  vendors,  vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors who have added XML capabilities to their products. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Many of our competitors and potential competitors have more experience developing  Internet-based software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial,  marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services,  that achieve greater customer acceptance or that have  significantly  improved  functionality as compared to our existing software and future products and services.  In addition,  negotiating and maintaining  favorable customer and strategic  relationships  is critical to our  business.  Our  competitors  may be able to  negotiate strategic  relationships  on more  favorable  terms  than  we are  able  to  negotiate.  Many of our competitors  may  also  have  well-established  relationships  with  our  existing  and  prospective customers.  Increased  competition may result in reduced margins,  loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

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

We  maintain  investment  portfolio  holdings  of various  issuers,  types,  and  maturities.  These securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses included in stockholders' equity. To date, we have not experienced  material losses on our investments.  We place our investments with high quality issuers and, by policy,  limit the amount of credit exposure to any one issuer.  Given the short  maturities and  investment  grade  quality of the  portfolio  holdings at December  31,  2000,  a sharp rise in interest  rates  should  not have a  material  adverse  impact on the fair  value of our  investment portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10-K:

Item                                                                                        Page No.
- ----                                                                                        --------
Report of Independent Accountants                                                              17

Consolidated Balance Sheets as of December 31, 2000 and 1999                                   18

Consolidated Statements of Operations for the three
years ended December 31, 2000, 1999 and 1998                                                   19

Consolidated Statements of Cash Flows for the three
years ended December 31, 2000, 1999 and 1998                                                   20

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 2000, 1999 and 1998                                                   21

Notes to Consolidated Financial Statements                                                     22

Report of Independent Accountants on Financial
Statement Schedule                                                                             33

Schedule II - Valuation and Qualifying Accounts                                                34

                                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eXcelon Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  stockholders'  equity, and cash flows present fairly, in all material respects,  the financial  position of eXcelon  Corporation and its  subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000 in conformity with accounting  principles  generally accepted in the United States of America.  These financial  statements are the  responsibility  of the Company's  management;  our responsibility  is to express  an opinion on these  financial  statements  based on our  audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance  about  whether  the  financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the amounts  and  disclosures  in the financial  statements,  assessing the accounting  principles used and significant  estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2001

eXcelon Corporation
Consolidated Balance Sheets
(in thousands)
                                                                           -------------------------
                                                                                   December 31,
                                                                                2000         1999
                                                                           ------------ ------------
Assets

Current assets:
     Cash and cash equivalents                                                   $7,048     $ 13,847
     Short-term investments                                                       9,012        5,327
     Accounts receivable, net of allowance for doubtful
     accounts of $1,066 in 2000 and $1,232 in 1999                               13,767       13,902
     Prepaid expenses and other current assets                                    1,826          946
                                                                           ------------ ------------
Total current assets                                                             31,653       34,022
Property and equipment, net                                                       6,233        5,169
Marketable securities                                                               610        4,589
Purchased software, net                                                           1,118        2,503
Other assets                                                                      1,132        1,122
                                                                           ------------ ------------
Total assets                                                                    $40,746     $ 47,405
                                                                           ------------ ------------

Liabilities and stockholders' equity

Current liabilities:
     Current portion of capital lease obligations                                $    -       $   17
     Accounts payable                                                             4,418        3,404
     Accrued expenses                                                             3,006        3,898
     Accrued compensation                                                         3,511        2,876
     Deferred revenue                                                             8,511        7,697
                                                                           ------------ ------------
Total current liabilities                                                        19,446       17,892

Commitments and contingencies (Note D and Note K)                                     -            -

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000                                   -            -
      shares; no shares issued or outstanding
  Common stock, $.001 par value; authorized 200,000 shares;
     29,551 and 28,921 shares issued and outstanding in 2000 and
     1999, respectively                                                              30           29
  Additional paid-in capital                                                     70,929       67,790
  Unearned compensation                                                         (1,127)      (1,059)
  Accumulated deficit                                                          (46,065)     (35,054)
  Accumulated other comprehensive loss                                          (1,894)      (1,620)
  Advances to stockholders                                                        (573)        (573)
                                                                           ------------ ------------
Total stockholders' equity                                                       21,300       29,513
                                                                           ------------ ------------
Total liabilities and stockholders' equity                                      $40,746     $ 47,405
                                                                           ------------ ------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

_____________________________________________________________________________________________________
                                                                        Year Ended December 31,
                                                                 2000          1999           1998
_____________________________________________________________________________________________________
Revenues:
   Software                                                    $43,118        $36,623        $44,040
   Services                                                     27,229         24,187         18,010
   Related party software and services                               -              -            308
_____________________________________________________________________________________________________
   Total revenues                                               70,347         60,810         62,358
Cost of revenues:
   Cost of software                                              2,921          2,380          1,605
   Cost of services                                             18,059         12,931         10,311
   Cost of related party software and services                       -              -            211
_____________________________________________________________________________________________________
   Total cost of revenues                                       20,980         15,311         12,127

Gross profit                                                    49,367         45,499         50,231

Operating expenses:
   Selling and marketing                                        41,730         36,426         31,589
   Research and development                                     12,859         10,292          8,643
   General and administrative                                    7,157          6,054          5,619
   Restructuring                                                     -            945              -
_____________________________________________________________________________________________________
   Total operating expenses                                     61,746         53,717         45,851
_____________________________________________________________________________________________________
Operating income (loss)                                       (12,379)        (8,218)          4,380
Other income, net                                                1,368          1,117            978
_____________________________________________________________________________________________________
Income (loss) before income taxes                             (11,011)        (7,101)          5,358
Provision  for income taxes                                         -              43            535
_____________________________________________________________________________________________________
Net income (loss)                                            $(11,011)       $(7,144)        $ 4,823
_____________________________________________________________________________________________________

Net income (loss) per share - basic                            $(0.38)        $(0.25)        $  0.17

Weighted average number of common
 Shares outstanding - basic                                     29,348         28,362         27,756
_____________________________________________________________________________________________________

Net income (loss) per share - diluted                          $(0.38)         $(0.25)       $  0.17

Weighted average number of common and common equivalent
shares outstanding - diluted                                    29,348         28,362         29,064
_____________________________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(in thousands)

_____________________________________________________________________________________________________

                                                                      Year Ended December 31,
                                                                2000           1999            1998
_____________________________________________________________________________________________________
Cash flows from operating activities:
   Net income (loss)                                         $ (11,011)      $ (7,144)       $ 4,823
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used for) operating activities:
     Depreciation and amortization                               4,578          3,285          2,054
     Amortization of unearned compensation                         847            228             90
     Bad debt expense                                              587          1,007            899
     Other                                                           -            276            106
Changes in operating assets and liabilities:
     Accounts receivable                                         (365)            679        (2,196)
     Prepaids and other current assets                         (1,208)          (200)            145
     Other assets                                                (112)          (286)            (7)
     Accounts payable and accrued expenses                         124          1,415          2,857
     Deferred revenue                                              946          2,344          1,369
_____________________________________________________________________________________________________
Net cash provided by (used for) operating activities           (5,614)          1,604         10,140
_____________________________________________________________________________________________________
Cash flows from investing activities:
     Capital expenditures                                      (3,722)        (3,027)        (2,354)
     Purchased software                                          (370)        (1,151)        (2,675)
     Purchases of marketable securities                       (21,235)       (13,048)       (12,527)
     Proceeds from maturities and sales of
        marketable securities                                   21,833         12,898          5,323
_____________________________________________________________________________________________________
Net cash used for investing activities                         (3,494)        (4,328)       (12,233)
_____________________________________________________________________________________________________
Cash flows from financing activities:
     Proceeds from exercise of stock options                     2,225          2,025          1,048
     Repayment of advances to stockholders                           -              -            200
     Purchase of treasury stock                                      -          (247)          (251)
     Principal payments on long-term borrowings                   (17)           (13)           (64)
_____________________________________________________________________________________________________
Net cash provided by financing activities                        2,208          1,765            933
_____________________________________________________________________________________________________
Effect of exchange rate changes on cash                            101           (40)          (339)
Net change in cash and cash equivalents                        (6,799)          (999)        (1,499)
Cash and cash equivalents, beginning of year                    13,847         14,846         16,345
_____________________________________________________________________________________________________
Cash and cash equivalents, end of year                         $ 7,048       $ 13,847       $ 14,846
_____________________________________________________________________________________________________

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                              $    0          $   6          $   5
     Income taxes paid                                              14             95            153
_____________________________________________________________________________________________________

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                     Additional                             Comprehensive             Comprehensive
                                             Common   Paid-In   Unearned  Treasury Accumulated  Income Advances to          Income
                                             Stock    Capital Compensation  Stock    Deficit    (Loss) Stockholders Total   (Loss)
                                             ------   ------- ------------ ------- -----------  ------ ------------ -----  ---------
Balance at December 31, 1997                 $  27   $ 64,091   $ (252)   $   -    $(32,733)   $(1,427)   $(887)   $28,819
 Issued for employee stock plan and option
  plans                                          1      1,048                                                        1,049
 Unearned compensation related to option grants                      -                                                   0
 Amortization of unearned compensation                              90                                                  90
 Repayment of stockholder loan                                                                              200        200
 Net unrealized gain on marketable securities                                                       12                  12       12
 Foreign currency translation adjustment                                                             9                   9        9
 Purchase of treasury stock shares                                          (251)                                     (251)
 Net income                                                                           4,823                          4,823    4,823
                                                                                                                           ---------
 Comprehensive income                                                                                                       $ 4,844
                                            ------------------------------------------------------------------------------ ---------
Balance at December 31, 1998                    28     65,139     (162)     (251)   (27,910)    (1,406)    (687)   $34,751
                                            ------------------------------------------------------------------------------
 Purchase of treasury stock shares                                          (247)                                     (247)
 Issued for employee stock plan and option
  plans                                          1      1,526                498                                     2,025
 Unearned compensation related to option grants         1,125   (1,125)                                                  0
 Amortization of unearned compensation                             228                                                 228
 Forgiveness of stockholder loan                                                                            114        114
 Net unrealized loss on marketable securities                                                      (67)                (67)     (67)
 Foreign currency translation adjustment                                                          (147)               (147)    (147)
 Net loss                                                                            (7,144)                        (7,144)  (7,144)
                                                                                                                           ---------
 Comprehensive loss                                                                                                         $(7,358)
                                            ------------------------------------------------------------------------------ ---------
Balance at December 31, 1999                    29     67,790   (1,059)        -    (35,054)    (1,620)    (573)   $29,513
                                            ------------------------------------------------------------------------------
 Purchase of treasury stock shares
 Issued for employee stock plan and option
  plans                                          1      2,224                                                        2,225
 Unearned compensation related to option grants           915     (915)                                                  0
 Amortization of unearned compensation                             847                                                 847
 Net unrealized gain on marketable securities                                                       73                  73       73
 Foreign currency translation adjustment                                                          (347)               (347)    (347)
 Net loss                                                                           (11,011)                       (11,011) (11,011)
                                                                                                                           ---------
 Comprehensive loss                                                                                                        $(11,285)
                                            ------------------------------------------------------------------------------ ---------
Balance at December 31, 2000                  $ 30    $70,929  $(1,127)   $    -   $(46,065)   $(1,894)   $(573)   $21,300
                                            ------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Notes to Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

eXcelon  Corporation  ("the  Company") is a provider of software  products and services  that enable
Internet-based  collaboration with partners, suppliers and customers. By integrating key partners or even an entire business  community,  eXcelon solutions make it possible for organizations to include partners in automated  business  activities,  to share all relevant business  information and to act upon that  information  collaboratively.  Our products are marketed and sold  worldwide  through our direct sales force, systems integrators,  independent software vendors,  international  distributors and other channel partners.  We operate in a single industry segment:  computer software and related services.  In  January  2000,  we  changed  our legal  name from  Object  Design,  Inc.  to  eXcelon
Corporation.

We had an accumulated  deficit of $46,065,000 at December 31, 2000 and a net loss of $11,011,000 for the year then ended.  Management believes that cash flows from operations and existing cash balances will be sufficient to fund the Company's cash  requirements for the foreseeable  future.  Failure to generate  sufficient  revenues,  raise additional capital or reduce certain  discretionary  spending could have a material  adverse  effect on the  Company's  ability to continue as a going concern and achieve its business objectives.

BASIS OF PRESENTATION

The consolidated  financial  statements  include the accounts of parent company and its wholly owned subsidiaries,  including those  operating  outside the United States.  All significant  intercompany
balances  and   transactions   have  been   eliminated   in  the   financial   statements.   Certain
reclassifications  have been made for consistent  presentation.  We prepare our financial statements under accounting  principles generally accepted in the United States that require management to make estimates  and  assumptions  that affect the amounts  reported and the related  disclosures.  Actual results could materially differ from these estimates.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

Our  cash  is  invested  in  debt  instruments  of  financial  institutions,   government  entities,
corporations,  and money market funds. We have  established  guidelines  relative to credit ratings, diversification and maturities that are intended to maintain low investment risk and liquidity. Cash equivalents  include highly liquid  investments  with maturity  periods of three months or less when purchased.  Short-term  investments  include those  investments  with  maturities in excess of three months but less than one year.  Marketable  securities  are those with  maturities  in excess of one year.  Cash  equivalents  and  short-term  and long-term  marketable  securities  are  classified as available  for sale and  reported  at fair  value  with  unrealized  gains and  losses  included  in stockholders' equity. We have not had any significant realized losses related to our investments. At
December 31, 2000, $175,000 of cash is being held as restricted funds with Silicon Valley Bank.

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

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the asset  disposed of and the related  accumulated  depreciation  are removed from the accounts and any resulting gain or loss is credited or charged to other income.

REVENUE RECOGNITION

Our revenue is  recognized  in accordance  with the  provisions of AICPA  Statement of Position 97-2
"Software  Revenue  Recognition."  Revenue from software  license fees is  recognized  when there is evidence of an arrangement,  the product has been  delivered,  fees are fixed or  determinable,  and collection of the related  receivable is deemed  probable by management.  Revenue from sales through distributors  is recorded net of  distributor  commissions.  Maintenance  revenue,  including  those bundled with the initial  license fee, are deferred and recognized  ratably over the service period, generally  one-year.  Consulting  and training  service  revenue is  recognized  as the services are performed.

CONCURRENT TRANSACTIONS

We occasionally enter into concurrent  transactions in which our software licenses are exchanged for products or services.  These  transactions  are recorded at the  estimated  fair market value of the product or service received and/or software license value. In 1998, we purchased from customers $2.5 million of technology for incorporation into our products.  These customers  purchased products from us that accounted for $2.0 million of software license revenues during the year. Management believes that these  transactions were entered into under normal commercial terms and reflects the fair value of the technology received and the software licensed.

FOREIGN CURRENCY

For our foreign operations,  the functional  currency is the local currency.  Assets and liabilities are translated at rates in effect at the balance sheet date and translation adjustments are recorded in  stockholders'  equity and are  included  as a  component  of  comprehensive  income or loss.  We translate  statement of operations  amounts at average rates for the period.  Transaction  gains and losses are recorded in other expense in the statement of operations.

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

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

Research and development  costs are expensed as incurred.  Costs  associated with the development of computer  software are expensed prior to  establishing  technological  feasibility,  and capitalized thereafter  until  commercial  release of the  products.  Software  development  costs  eligible for capitalization have not been material to date.

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

PURCHASED SOFTWARE

Purchased  software  includes  the  cost of  purchased  third  party  software,  net of  accumulated amortization.  Amortization is provided using the straight-line method over periods ranging from one to five years.  Accumulated  amortization amounted to $3,917,679 and $1,868,000 at December 31, 2000 and 1999, respectively.  Amortization expense was $2,049,679,  $1,221,616 and $157,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon  indication of possible  impairment,  we evaluate the  recoverability  of long-lived  assets by measuring the carrying amount of the assets against the related estimated  undiscounted  future cash flows.  When an evaluation  indicates that the future  undiscounted cash flows are not sufficient to recover the carrying value of the asset,  the asset is adjusted to its estimated fair value. In 2000 and 1999,  we wrote off $777,787 and $552,222,  respectively,  of purchased  technology  when it was determined that the expected future cash flows resulting from these acquired  technologies  would be immaterial. These charges are included charges to cost of software sold in the respective years.

COMPREHENSIVE INCOME AND LOSS

We adopted Statement of Financial  Accounting Standards ("SFAS No. 130"),  "Reporting  Comprehensive
Income,"  effective  January 1,  1998.  This  statement  establishes  standards  for  reporting  and displaying comprehensive income and its components.  Our comprehensive income (loss) consists of net income (loss, currency translation adjustments and unrealized gains (losses) on investments. For the years ending December 31, 2000, 1999 and 1998,  there is no income tax expense of benefit  allowable to the components of other comprehensive income.

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

(in thousands, except per share amounts):

BASIC NET INCOME (LOSS) PER SHARE                             2000            1999             1998
                                                              ----            ----             ----
Net income (loss)                                         $(11,011)         $(7,144)         $ 4,823

Weighted average common shares outstanding                  29,348           28,362           27,756

Basic net income (loss) per share                         $  (0.38)         $ (0.25)          $ 0.17

DILUTED NET INCOME (LOSS) PER SHARE

Net income (loss)                                         $(11,011)         $(7,144)         $ 4,823

Weighted average common shares outstanding Stock            29,348           28,362           27,756
options (dilutive)                                               -                -            1,308
                                                        ----------       ----------       ----------
Total shares                                                29,348           28,362           29,064

Diluted net income (loss) per share                       $ (0.38)          $ (0.25)          $ 0.17

Options to purchase  4,600,008,  3,977,643,  and 1,800,941  shares of Common Stock were  outstanding during  2000,  1999 and 1998  respectively,  but were not  included in the  computations  of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998,  the  Financial  Accounting  Standards  Board  issued  SFAS No.  133,  Accounting  for
Derivative Instruments and Hedging Activities.  This accounting standard, which is effective for all fiscal  quarters of fiscal years  beginning  after June 15, 2000,  requires that all  derivatives be recognized as either assets or  liabilities  at estimated  fair value.  In June 2000,  the Financial
Accounting  Standards Board issued SFAS No. 138,  Accounting for Certain Derivative  Instruments and
Certain  Hedging  Activities,  an amendment of SFAS No. 133. This  accounting  standard  amended the accounting and reporting  standards of SFAS No. 133 for certain  derivative  instruments and hedging activities.  The January 1, 2001  adoption of SFAS No.  133, as amended,  is not  expected to have a material effect on the Company's financial position or results of operation.

B. PROPERTY AND EQUIPMENT:

Our property and equipment consisted of the following, in thousands:
                                                                         December 31,
                                                                    2000            1999
                                                                    ----            ----
        Computer and computer-related equipment                  $  9,895         $ 9,224
        Office equipment and furniture                              1,532           1,391
        Purchased computer software                                 2,182           2,149
        Leasehold improvements                                      2,609           1,738
        Automobiles                                                     -              65
                                                                 --------        --------
                                                                   16,218          14,567
        Less accumulated depreciation and  amortization            (9,985)         (9,398)
                                                                 --------        --------
                                                                  $ 6,233         $ 5,169
                                                                 ========        ========

At December 31, 2000 and 1999,  property and equipment  included $0 and $65,000 of automobiles under capital leases.  Accumulated  amortization of automobiles  under capital leases at December 31, 2000 and 1999 totaled $0 and $65,000, respectively.  Depreciation expense was $2,529,093,  $2,063,000 and
$1,897,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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
Net unrealized gains and losses are recorded as accumulated other comprehensive  loss.  Marketable securities held as available for sale can be summarized as follows, in thousands:

                                                                               Gross       Gross
        DECEMBER 31, 2000                              Amortized             Unrealized  Unrealized
                                                         Cost     Fair Value    Gains      Losses
                                                     ----------  -----------  ----------  ---------
         U.S. Government obligations                     $1,952     $ 1,959         $ 7      $  -
         Corporate obligations                           10,505      10,507           6        (4)
         Other                                              641         641           -         -
                                                     ----------  -----------  ----------  ---------
              Total investments                        $ 13,098    $ 13,107        $ 13        $(4)
                                                     ==========  ==========   ==========  =========

        AMOUNTS INCLUDED IN:
        Cash and cash equivalents                       $ 3,485     $ 3,485        $ --        $  -
        Short-term investments                            9,010       9,012           6         (4)
        Marketable securities, non-current                  603         610           7           -
                                                     ----------  ----------   ----------  ---------
             Total                                     $ 13,098    $ 13,107        $ 13       $(4)
                                                     ==========  ==========   ==========  =========

        DECEMBER 31, 1999

          U.S. Government obligations                   $ 1,685     $ 1,685        $ --        $ --
          Corporate obligations                           9,451       9,389          --        (62)
          Other                                           2,755       2,755          --          --
                                                     ----------  ----------   ----------  ---------
              Total investments                        $ 13,891    $ 13,829        $ --      $(62)
                                                     ==========  ==========   ==========  =========
        AMOUNTS INCLUDED IN:
        Cash and cash equivalents                        $3,913      $3,913        $ --       $  --
        Short-term investments                            5,331       5,327          --         (4)
        Marketable securities, non-current                4,647       4,589          --        (58)
                                                     ----------  ----------   ----------  ---------
             Total                                     $ 13,891    $ 13,829        $ --      $(62)
                                                     ==========  ==========   ==========  =========

At December 31, 2000, the contractual  maturities of our short-term  investments  available for sale ranged from over 3 months to 12 months. At December 31, 2000, our non-current  marketable securities available for sale had contractual maturities through September 2002.

D. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We lease office  facilities and certain  equipment under operating  leases expiring at various dates through 2005. In addition to rent,  certain leases require us to pay directly for taxes,  insurance, maintenance,  and other operating  expenses.  Rent expense under operating leases was  approximately
$3.8 million,  $3.8 million and $3.4 million for the years ended  December 31, 2000,  1999 and 1998, respectively.  At December 31, 2000, our future minimum lease payments under operating leases are as follows, in thousands:

                                                               Operating
                                                                 Leases
                                                               ---------
             2001                                               $ 2,910
             2002                                                 2,488
             2003                                                   900
             2004                                                   247
             2005                                                    29
                                                               ========
             Total future minimum lease payments               $  6,574
                                                               ========
E. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

We are authorized to issue up to 5,000,000  shares of Preferred Stock,  $.01 par value,  with rights and terms to be  determined  by our Board of  Directors  without  the need for  further  shareholder approval.  As of December 31, 2000 and 1999, there were no issued or outstanding shares of Preferred
Stock.

STOCK REPURCHASE PROGRAM

In November  1998, our Board of Directors  authorized a stock  repurchase  program  whereby we could purchase up to 2,000,000  shares of our Common  Stock to meet  requirements  of our  employee  stock option and stock purchase  plans.  No minimum number or value of shares to be repurchased  was fixed nor was a time limit as to the duration of the program established.  During the years ended December
31, 1999 and 1998, we repurchased 37,000 and 39,700 shares of our Common Stock at a cost of $247,000 and $251,000,  respectively. All such repurchased shares were subsequently reissued through employee stock option  exercises  during 1999.  During the year ending December 31, 2000, there were no stock repurchases by the Company.

EMPLOYEE STOCK PURCHASE PLAN

We offer an employee stock purchase plan for all eligible  employees.  Under the plan, up to 700,000 shares of our Common  Stock may be  purchased  at 85% of the lower of the fair  market  value of the stock on the first day or the last day of each  six-month  offering  period.  Employees may elect to have up to 6% of their base pay withheld and applied toward the purchase of shares in each offering, up to a maximum of $25,000  withheld  in any year.  In 2000 and 1999,  we issued  89,208 and 157,267 shares pursuant to the plan at average purchase prices of $5.75 and $3.09, respectively. At December
31, 2000, 243,540 shares were reserved for future issuance under the plan.

STOCK OPTION PLANS

We have four stock option plans,  including  two stock option plans  currently in effect under which future grants may be issued.  In total for all plans,  19,482,000  shares have been  authorized  for grant.  Our 1996 Incentive and  Nonqualified  Stock Option Plan ("1996 Plan")  authorizes  grants of options to purchase up to 4,400,000 shares. The 1996 Plan provides for authorized shares to increase by 300,000 shares annually up to a maximum of 4,700,000 shares.  Our 1997 Nonqualified  Stock Option
Plan ("1997  Plan")  authorizes  the grant to  employees of the Company of  nonqualified  options to purchase up to 6,500,000  shares.  Stock options generally have a maximum term of ten years and vest over periods  ranging from one to five years.  At December 31, 2000,  total  authorized but unissued shares under our stock option plans were  10,710,390  of which  669,903  options were  available for grant.

In October 1998, our Board of Directors  approved a one-for-one  stock option exchange  program that provided employees the opportunity to exchange stock options previously granted for new options with a current market price and new vesting period. Executive officers and directors were not eligible to participate in the program. The new options were priced at $3.94 based upon the closing price of our stock as reported by NASDAQ on October 28, 1998, vest in equal annual  installments  over four years from  October 28, 1998 and expire on October 28, 2008.  A total of  1,300,000  shares with  exercise prices ranging from $5.19 to $16.50 per share were exchanged under the program. The exchange of such options is presented in the following table as both cancellations and subsequent grants for the year ended December 31, 1998.

Stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                   Year Ended December 31,
                                 2000                        1999                      1998
_______________________________________________________________________________________________________

                            Number     Weighted       Number       Weighted     Number     Weighted
                              Of        Average         Of         Average        of       Average
                           Options   Exercise Price   Options   Exercise Price  Options  Exercise Price
                           -------   --------------   -------   --------------  -------  --------------
Outstanding at
  Beginning  of year      6,848,304      $ 4.32      4,675,344      $ 4.16     3,813,144    $ 3.84
Granted                   4,383,050        8.17      5,111,050        4.75     3,548,150      5.35
Cancelled                 (649,819)        7.12    (2,186,151)        5.74   (2,148,214)      6.34
Exercised                 (541,048)        3.16      (751,939)        2.04     (537,736)       .98
                          ---------                  ---------                 ---------
Outstanding at
   End of year           10,040,487      $ 5.89      6,848,304      $ 4.32     4,675,344    $ 4.16
                         ==========                  =========                 =========

Exercisable               3,791,240      $ 3.85      1,698,629       $3.57     1,234,433     $2.66
                          =========                  =========                 =========

The following table summarizes information about stock options outstanding at December 31, 2000:

             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
_______________________________________________________    ____________________________________________
                                         WEIGHTED AVG.
RANGE OF EXERCISE     NUMBER OF SHARES     REMAINING      WEIGHTED AVG.     NUMBER        WEIGHTED AVG.
PRICES                  OUTSTANDING      CONTRACT LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
- ------                  -----------      -------------   --------------  -------------   --------------
$  0.01  - $ 2.00           706,506          6.54          $ 1.27            556,356          $ 1.34
   2.53  -   2.75         1,584,400          8.67            2.75          1,570,307            2.75
   3.00  -   3.94         1,260,355          8.16            3.78            478,820            3.82
   3.94  -   4.40         1,326,700          9.38            4.36            153,585            4.23
   4.63  -   6.19         1,307,151          8.61            5.91            345,409            5.87
   6.44  -   8.13         1,784,650          8.54            7.32            524,148            6.69
   8.25  -  10.06         1,407,975          9.33            9.30            156,240            9.38
  10.94  - $22.63           662,750          9.09           14.28              6,375           11.50
                          ---------          ----           -----           --------
                         10,040,487          8.64          $ 5.89          3,791,240          $ 3.85

VALUATION OF STOCK PLANS

As  permitted  by  SFAS  No. 123, we  have  chosen  to  continue  to  account  for  our  stock-based compensation plans using the intrinsic value method.  Accordingly,  we have recognized  compensation expense only for options  granted with  exercise  prices less than fair market value on the dates of grant.  60,000 and 300,000  options were  granted to  employees  below fair market value in 2000 and
1999,  respectively.  Compensation  expense of $847,000,  $228,000 and $90,000 was recorded in 2000,
1999,  and 1998,  respectively.  The amount of unamortized  compensation  expense is recorded in the stockholders'  equity  section.  For the years ending December 31, 2000, 1999 and 1998 the amount of unamortized compensation was $1,127,188, $1,058,875 and $161,963, respectively. Pursuant to SFAS No.
123, had the fair value method of accounting using the  Black-Scholes  pricing model been applied to our stock  plans,  the pro forma impact  would have been as follows,  in thousands  except per share amounts:

                                                               2000            1999            1998
                                                               ----            ----            ----
      As Reported
        Net income (loss)                                 $(11,011)         $(7,144)          $4,823
        Net income (loss) per share - basic                  (0.38)           (0.25)            0.17
        Net income (loss) per share - diluted                (0.38)           (0.25)            0.17
      Pro Forma
        Net income (loss)                                  (22,265)         (12,407)           2,556
        Net income (loss) per share - basic                  (0.76)           (0.44)            0.09
        Net income (loss) per share - diluted                (0.76)           (0.44)            0.09

The fair value of these options at the date of grant was estimated using the following assumptions:

                                                              2000             1999            1998
                                                              ----             ----            ----
        Risk free interest rate                               6.0%             6.7%            5.5%
        Dividend yield                                          0%               0%              0%
        Expected volatility                                   120%             108%             80%
        Expected life                                      5 years          5 years         5 years

The weighted  average fair value of the options  granted at fair market value during 2000,  1999 and
1998 was $6.95,  $4.02 and $3.37 per share,  respectively.  The  weighted  average fair value of the options  granted  with  exercise  prices below fair market value during 2000 and 1999 was $18.07 and
$4.40 per share,  respectively.  The fair value of the employee  stock  purchase  plan was estimated using the following  assumptions:  5.39% and 4.63% weighted  average risk free interest rate in 2000 and 1999, respectively,  0% dividend yield in 2000 and 1999, respectively,  120% and 100% volatility and a six-month expected life in 2000 and 1999, respectively. The weighted average fair value of the purchase rights in 2000 and 1999,  respectively  was $3.27 and $1.57 per share. The pro forma effect of applying SFAS No. 123 for prior years is not necessarily  representative  of the pro forma effect to be expected in future years.

ADVANCES TO STOCKHOLDERS

In 1996, options to purchase 2,760,000 shares of our Common Stock issued to two officers in December
1995 were accelerated,  and the officers  exercised these options in exchange for cash of $2,760 and full recourse  promissory notes in the amount of $687,000.  The promissory  notes, as amended,  bear interest at 7.0% and are due on the earlier of April 1, 2002 or upon  termination of employment.  Of such promissory  notes, in 1999, in connection  with the employment  termination of one officer,  we agreed to forgive his promissory note in the principal amount of $115,000,  plus accrued interest of
$6,000, totaling $121,000, which was included in a restructuring charge (Note F).

F. RESTRUCTURING CHARGE:

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
                                                        =====

The severance cost relates to eleven involuntarily terminated employees. Prior to their termination, seven employees had been included in sales expense,  two had been included in cost of services,  one had been  included in general and  administrative  expense,  and one had been  included in marketing expense. All affected employees were terminated in 1999. During 1999, cash payments in settlement of associated  obligations  amounted to $831,000.  The remaining  liability of $114,000 at December 31,
1999 is included in accrued expenses for 1999 and was fully paid in 2000.

G. INCOME TAXES:

Our income (loss) before income taxes is as follows, in thousands:

                                                  Year Ended December 31,
                                       ------------- ------------- -------------
                                            2000          1999          1998
                                       ------------- ------------- -------------
                  Domestic              $  (11,157)    $ (4,936)      $ 6,958
                  Foreign                      146       (2,165)       (1,600)
                                        -----------    ---------     ---------
                                        $  (11,011)    $ (7,101)      $ 5,358
                                        -----------    =========     =========

Our provision for income taxes consists of the following, in thousands:

                                               Year Ended December 31,
                                       -----------------------------------------
                                           2000         1999           1998
                                       -----------------------------------------
         Foreign                           $ -         $  43         $    1
         Federal                             -             -            486
         State                               -             -             48
                                       -----------------------------------------
                                           $ -         $  43         $  535
                                       -----------------------------------------

The following is a reconciliation between the U.S. federal statutory rate and our effective tax rate:

                                                     Year Ended December 31,
                                               -----------------------------------------
                                                  2000            1999          1998
                                               -----------------------------------------
      U.S. federal statutory rate                (34.0)%         (34.0)%        34.0%
      State taxes, net of federal benefit         (5.9)              -           1.0
      Foreign tax difference from U.S. rate       (1.4)            2.3          (1.6)
      Non-deductible expenses                      1.0             1.0           3.1
      Previously unbenefitted net operating
       loss carryforwards                            -               -          (34.3)
      Change in valuation allowance               40.3            30.1            7.8
                                               -----------------------------------------
                                                   0.0%           (0.6)%         10.0%
                                               =========================================

The  significant  temporary  differences  that create  deferred tax assets and liabilities are shown below, in thousands.
                                                              December 31,
                                                      -----------------------------
                                                             2000         1999
                                                      ---------------- ------------
         Deferred tax assets:
           Net operating loss carryforwards               $17,742        $12,919
           Tax credit carryforwards                         4,656          3,511
           Reserves not currently deductible                  588            825
           Other                                              497            156
           Depreciation and amortization                      216            210
                                                      ---------------- ------------
                                                           23,699         17,621
         Valuation allowance                              (23,699)       (17,621)
                                                      ---------------- ------------
         Net deferred tax assets                          $     -        $     -
                                                      ---------------- ------------

As of December 31, 2000, we had federal net operating loss ("NOL") and research and  experimentation credit  carryforwards  of  approximately  $40,785,000  and  $3,050,000  respectively,  which  may be available to offset future federal income tax  liabilities and expire at various dates through 2020.
We have  recorded  a  deferred  tax asset of  approximately  $2,257,000  reflecting  the  benefit of deductions from the exercise of stock options.  The benefit from this $2,257,000  deferred tax asset will be recorded as a credit to additional  paid-in  capital when realized.  As required by SFAS No.
109, we have  evaluated  the positive  and negative  evidence  bearing upon the  realization  of its deferred  tax assets,  which are  comprised  principally  of net  operating  loss and  research  and experimentation  credit  carryforwards.  We have determined that it is more likely than not that the benefits of deferred tax assets will not be recognized  and, as a result,  a valuation  allowance of approximately $23,699,000 has been established at December 31, 2000.

Ownership  changes,  as defined in the  Internal  Revenue  Code,  may have limited the amount of net operating  loss  carryforwards  that can be  utilized  annually  to offset  future  taxable  income.
Subsequent ownership changes could further affect the limitation in future years.

As of December 31, 2000, our foreign subsidiaries had NOL carryforwards of approximately  $6,509,000 which expire over various periods.

H. RELATED PARTY TRANSACTION:

In 1998,  related  party  revenues  derived  from a  stockholder,  International  Business  Machines
Corporation ("IBM"),  amounted to $308,000.  IBM ceased to be a related party in 1999. There were no related party transactions in either 2000 or 1999.

I.  401(K) PLAN:

We sponsor a defined  contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees. In 2000, we have matched 50% of the first 6% of eligible employees'  contributions up to an annual maximum of $2,000 per employee  resulting in an expense of
$315,000 for the year ending December 31, 2000. No matching  contributions  were made to the plan in either 1999 or 1998.

J. SEGMENT INFORMATION:

Operating  segments  are defined as  components  of an  enterprise  about which  separate  financial information is available  that is evaluated  regularly by the chief  operating  decision  maker,  or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

We operate within a single industry segment - computer  software and related  services.  We have two major product catagories within that one segment: (1) our B2B product line of XML-based software and
(2) our Object Design  product line of database  management  software.  We have two product lines of software but expenses are not separately identified.

Sales and marketing  operations outside the United States are conducted  principally through foreign sales  subsidiaries in Europe and the  Asia/Pacific  region.  Financial  information,  summarized by geographic area, is as follows, in thousands:

                                                 Year ended December 31,
                                               2000          1999           1998
                                               ----          ----           ----
       REVENUES
         B2B Product Line                    $20,014       $ 2,883        $     -
         Object Design Product Line           50,333        57,927         62,358
                                             -------       -------        -------
           Total Revenues                    $70,347       $60,810        $62,358
                                             =======       =======        =======
       REVENUES
         North America                       $36,991       $37,399        $37,939
         United Kingdom                       13,842        10,761         10,448
         Rest of Europe                        7,289         4,356          7,395
         Asia Pacific                         12,225         8,294          6,576
                                             -------       -------        -------
          Total Revenues                     $70,347       $60,810        $62,358
                                             =======       =======        =======

       IDENTIFIABLE ASSETS
         North America                       $37,657       $47,298        $49,758
         United Kingdom                        6,306         4,843          4,321
         Rest of Europe                        3,385         1,860          4,254
         Asia/Pacific                          3,186         3,192          4,960
         Eliminations                         (9,788)       (9,788)       (14,301)
                                             --------      --------       --------
        Total identifiable assets             40,746        47,405         48,992
                                             =======       =======         ======
       OPERATING INCOME (LOSS)
         North America                      $(12,312)      $(6,039)        $6,021
         United Kingdom                          883           (42)          (294)
         Rest of Europe                         (269)       (1,669)        (1,009)
         Asia/Pacific                           (681)         (468)          (338)
                                            ---------      --------        -------
        Total operating income (loss)       $(12,379)      $(8,218)        $4,380
                                            =========      ========        ======

K. LEGAL PROCEEDINGS:

We are  subject to  various  legal  proceedings  and claims  that  arise in the  ordinary  course of business.  We currently believe that resolving these matters will not have a material adverse impact on our consolidated financial statements.

L. QUARTERLY RESULTS OF OPERATIONS:

       (unaudited and in thousands, except per share amounts)

2000                                        FIRST          SECOND           THIRD        FOURTH
                                           QUARTER         QUARTER         QUARTER       QUARTER
                                           -------         -------         -------       -------
Revenue                                  $  17,004       $  19,069       $  18,809      $  15,465
Gross profit                                12,611          13,835          13,226          9,693
Operating loss                              (1,051)         (1,427)         (2,264)        (7,638)
Net loss                                      (710)         (1,070)         (1,849)        (7,382)
Net loss per share - basic                   (0.02)          (0.04)          (0.06)         (0.25)
Net loss per share - diluted                 (0.02)          (0.04)          (0.06)         (0.25)

1999                                        FIRST          SECOND           THIRD        FOURTH
                                           QUARTER         QUARTER         QUARTER       QUARTER
                                           -------         -------         -------       -------
Revenue                                    $13,108         $14,647         $15,643        $17,412
Gross profit                                 9,705          11,067          11,502         13,225
Operating loss                              (2,274)         (1,954)         (3,410)          (580)
Net loss                                    (2,009)         (1,671)         (3,155)          (309)
Net loss per share - basic                   (0.07)          (0.06)          (0.11)         (0.01)
Net loss per share - diluted                 (0.07)          (0.06)          (0.11)         (0.01)

M. SUBSEQUENT EVENTS (UNAUDITED):

In January 2001, we reorganized our operations and as a result reduced our workforce by 45 employees or  approximately  10%.  As a result,  we expect to incur a  restructuring  charge of  approximately
$700,000 to $800,000 in the first quarter of 2001. All of the charge relates to severance payment to employees whose employment was terminated in the restructuring.

As part of our  restructuring  plan, which became  effective  January 8, 2001, the Company was split into three divisions.  Two of the divisions align with each of our two B2B and Object Design product lines,  and the third  division  provides  finance and  administrative  functions  for the other two divisions.  Each division  maintains its own management  teams as well as separate sales support and marketing functions.

In March 2001, the Company's Board of Directors approved a plan to accelerate the vesting of certain options of certain  employees  who were  previously  granted  options that were issued for less than their fair market value.  The  acceleration  of these options  exercisable for 360,000 shares of the
Company's  common  stock will result in a one time  non-cash  compensation  charge of $929,375 to be reported in the first quarter of 2001.

                                  REPORT OF INDEPENDENT ACCOUNTANTS
                                   ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of eXcelon Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 8, 2001 of eXcelon  Corporation  also included an audit of the financial  statement  schedule listed in Item
14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material  respects,  the  information  set forth therein when read in  conjunction  with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2001

eXcelon Corporation
Schedule II-Valuation and Qualifying Accounts
(in thousands)

                                         Balance at         Charged to       Charged to      Balance
                                         Beginning          Costs and          Other          End of
                                         of Period          Expenses         Accounts         Period
                                         ---------          ----------       ----------     --------
Year ended December 31, 2000
  Allowance for doubtful accounts          $ 1,232          $   587          $ (753)          $1,066
  Deferred tax asset valuation allowance    17,621            6,078               -           23,699

Year ended December 31, 1999
  Allowance for doubtful accounts            1,199            1,077          (1,110)           1,232
  Deferred tax asset valuation allowance    15,486            2,135               -           17,621

Year ended December 31, 1998
  Allowance for doubtful accounts              800              899            (500)           1,199
  Deferred tax asset valuation allowance    15,069              417               -           15,486

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions  "Directors and Executive  Officers" and "Section 16(a)
Beneficial Ownership Reporting  Compliance" in our Definitive Proxy Statement for the Annual Meeting
of  Stockholders  to be held on May 23, 2001,  which is expected to be filed with the Securities and
Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2000
(the "Definitive Proxy Statement"), is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     (1)  FINANCIAL STATEMENTS

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 1999
         Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
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

      (3)  EXHIBITS

(a)          Exhibits

*3.3         Amended and Restated Certificate of Incorporation
*3.5         Amended and Restated By-Laws of the Company
+++3.6       Certificate of Amendment to the Amended and Restated  Certificate of  Incorporation  of
             the Company (regarding change of corporate name).
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
                                                 36

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
             O'Connor
++10.47      Asset Purchase  Agreement  dated September 30, 1999 between the Company and Transformis
             LLC
++10.48      Loan and Security  Agreement  dated  September 30, 1999 between the Company and Silicon
             Valley Bank
10.49        Fifth  Amendment to Lease dated May 19, 2000 between the Company and 25 Mall Road Trust
             (filed herewith)
10.50*       Executive  Employment  Agreement  dated March 30, 2000  between the Company and Alan E.
             Gold (filed herewith)
10.51*       Separation Agreement and General Release dated January 22, 2001 between the Company and
             Daniel E. O'Connor (filed herewith)
10.52*       Separation Agreement and General Release dated January 22, 2001 between the Company and
             Lawrence Alston (filed herewith)
10.53*       Continuing  Employment  Agreement and General  Release dated March 30, 2001 between the
             Company and Brian Otis (filed herewith)
21.1         List of Subsidiaries of the Company (filed herewith)
23.1         Consent of PricewaterhouseCoopers LLP (filed herewith)

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

##   Before an exhibit number:  This exhibit is incorporated by reference to the similarly  numbered
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

+++  Before an exhibit number:  This exhibit is incorporated by reference to the similarly  numbered exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2000.

*    After an exhibit number: Management contracts and compensatory arrangements.

 (b)   Reports on Form 8-K

The Company did not file any Report on Form 8-K during the three months ended December 31, 2000.

                                             SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          EXCELON CORPORATION

Date:  March 30, 2001                                      /s/ Robert N. Goldman
                                                          -------------------------------
                                                           Robert N. Goldman
                                                           Chairman and Chief Executive Officer

Date:  March 30, 2001                                     /s/ Lacey Brandt
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

       Signature                                       Title                          Date
       ---------                                       -----                          ----

/s/ Robert N. Goldman                                  Chairman and Chief
- ----------------------------                           Executive Officer
Robert N. Goldman                                      (Principal Executive
                                                       Officer)                       March 30, 2001

/s/ Lacey Brandt                                       Chief Financial
- ----------------------------                           Officer (Principal
Lacey Brandt                                           Financial and Accounting
                                                       Officer)                       March 30, 2001

/s/Gerald Bay                                          Director                       March 30, 2001
- ----------------------------
Gerald Bay

/s/Robert Agate                                        Director                       March 30, 2001
- ----------------------------
Robert Agate

/s/ Kevin Burns                                        Director                       March 30, 2001
- ----------------------------
Kevin Burns

