Form 10-K/A
period 2000-12-31
EXCELON CORP
filed 2001-04-30
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                             FORM 10-K/A

                                           AMENDMENT NO. 1
                                                 TO
                                            ANNUAL REPORT
          FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

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

      The Registrant had 29,575,376 shares of Common Stock outstanding as of February 28, 2001.

====================================================================================================

PART III OF THE  REGISTRANT'S  ANNUAL  REPORT ON FORM 10-K IS HEREBY  AMENDED BY  DELETING  THE TEXT
THEREOF IN ITS ENTIRETY AND SUBSTITUTING THEREFOR THE FOLLOWING:

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  following  table sets forth  certain  information  with respect to the  executive  officers and directors of the Company:

                                                                                        Term
             Name           Age                          Position                      Expires  Class
             -----          ---                          --------                      -------  -----

Robert N. Goldman .......   51    Chairman of the Board of Directors and Chief          2002      III
                                  Executive Officer

Satish Maripuri..........   35    President and Chief Operating Officer                 -----    -----

Lacey P. Brandt..........   43    Chief Financial Officer and Treasurer                 -----    -----

Alan E. Gold.............   44    Executive Vice President and Chief Marketing Officer  -----    -----

Gerald B. Bay (1)(2).....   61    Director                                              2003       I

Kevin J. Burns (1)(2)....   51    Director                                              2002       III

Robert M. Agate (1)......   65    Director                                              2001       II
------------
 (1) Member of the Audit Committee
 (2) Member of the Compensation Committee

     Mr.  Goldman has been  Chairman of the Board and Chief  Executive  Officer of the Company since
1995. He also served as President of the Company from 1995 to January 1999 and from  September  1999 to  December  2000.  Mr.  Goldman is a member of the Board of  Directors  of Citrix  Systems,  Inc.,
NetGenesis Corp., Parametric Technology Corporation and NetCentric Corporation.

     Mr. Maripuri was elected President and Chief Operating Officer of the Company in December 2000.
Mr.  Maripuri had  previously  served as Vice  President,  Worldwide  Services for the Company since
September 1999, as Vice President, Services and eSolutions from September 1998 to September 1999 and as Director, Professional Services from 1996 to September 1998.

     Ms. Brandt has been the Chief Financial Officer of the Company since 1996. Prior to joining the
Company,  Ms.  Brandt  served as Director of Finance,  Controller  and  Treasurer  of  International
Integration Incorporated from 1995 to 1996.

     Mr. Gold has served as the Company's Chief Marketing  Officer since April 2000, and was elected to the  additional  office of  Executive  Vice  President of the Company in January  2001.  Prior to
joining the Company,  Mr. Gold served as Vice President,  Marketing and Strategic Partnering as well as Vice President of Sales of MarketMax,  Inc. from 1997 to April 2000. Mr. Gold was the Senior Vice
President of Sales and Marketing for AT/Comm from 1996 to 1997.

     Mr. Bay has been a Director of the Company since 1988.  Since 1980, Mr. Bay has been a Managing
Partner of The Vista  Group.  Mr. Bay served as interim  President  of the  Company  from  August to
November 1995.

     Mr. Burns has been a Director of the Company since 1997. Mr. Burns has been Managing  Principal of Lazard Technology  Partners since 1998. From 1990 until 1998, Mr. Burns was Chairman of the Board of INTERSOLV, Inc.

     Mr. Agate has been a Director of the Company since April 2000.  From 1992 until his  retirement
in  1996,  Mr.  Agate  was  Senior   Executive  Vice  President  and  Chief  Financial   Officer  of
Colgate-Palmolive Company. Mr. Agate is a member of the Board of Directors of Timberland Company and
Allied Waste Industries, Inc.

     The Board of Directors is divided into three classes,  one of which is elected each year at the annual meeting of stockholders for a three-year term of office.  All Directors hold office until the date of the third annual meeting  following their election and thereafter until their successors are elected and  qualified or until any such  Director  sooner  dies,  resigns,  is removed,  or becomes disqualified.

     Executive  officers of the Company are  elected  annually by the Board of  Directors  and serve until the first meeting of the Directors following the next annual meeting of stockholders and until their respective successors are duly elected and qualified.  There are no family relationships among the Directors and executive officers of the Company.

                       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section  16(a) of the  Securities  Exchange  Act of 1934  requires the  Company's  officers and
Directors,  and persons who  beneficially  own more than 10% of a registered  class of the Company's equity  securities,  to file reports of ownership and changes in ownership  with the  Securities and
Exchange Commission (the "SEC"). Officers, Directors and greater-than-10%  stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based  solely upon a review of Forms 3 and 4 and  amendments  thereto  furnished to the Company during  fiscal 2000 and Forms 5 and  amendments  thereto  furnished  to the Company  with respect to fiscal 2000, or written  representations that Form 5 was not required, the Company believes that all
Section  16(a) filing  requirements  applicable  to its  officers,  Directors  and  greater-than-10%
stockholders were fulfilled in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each  non-employee  Director of the Company (an "Outside  Director")  receives  $2,500 for each
Board of Directors  meeting attended and $500 for each Committee meeting attended and is reimbursed, upon request,  for expenses incurred in attending such meetings.  Directors who are employees of the
Company are not paid any separate fees for serving as Directors.

     Under the provisions of the Company's 1996  Incentive and  Nonqualified  Stock Option Plan (the
"1996 Plan"), each new Outside Director elected to the Board will be automatically granted, upon his or her initial  election,  a fully-vested  nonqualified  option to purchase  15,000 shares of Common
Stock of the Company. In addition,  immediately following each annual meeting of stockholders of the
Company or special meeting in lieu thereof,  there is automatically granted to each Outside Director re-elected  at or  remaining  in office after such  meeting a  fully-vested  nonqualified  option to purchase 5,000 shares of Common Stock.  Each  additional  nonqualified  option granted to an Outside
Director  pursuant to this  provision of the 1996 Plan will expire on the tenth  anniversary  of the date of grant. The exercise price of each such nonqualified  option will be equal to the fair market value of the Common Stock on the date the nonqualified option is granted.

EXECUTIVE COMPENSATION

     Summary  Compensation  Table.  The following table provides  certain  information for the years ended December 31, 2000, 1999 and 1998 concerning  compensation paid to or accrued for the Company's
Chief Executive Officer,  and the four other most highly compensated  executive officers who were in office on  December  31,  2000 and whose  total  annual  salary and bonus for fiscal  2000  exceeded
$100,000 ("named executive officers").

                                     SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                        Annual Compensation(1)           Compensation
                                        ----------------------               Awards
                                                                           Securities
                                                                           Underlying    All Other
 Name and Principal Position               Year    Salary ($)  Bonus ($)  Options (#) Compensation($)
---------------------------------------    ----    ----------  ---------  ----------- ---------------
Robert N. Goldman .....................    2000    $250,000    $175,000    600,000           --
    Chairman of the Board of Directors,    1999     210,000    $200,000    550,000           --
    and Chief  Executive Officer           1998     210,000          --    300,000           --

Satish Maripuri .......................    2000     263,454      14,000    500,000           --
President and Chief Operating Officer(2)   1999     197,088      55,000    310,000           --
                                           1998          --          --         --           --

Brian W. Otis .........................    2000     195,000      63,000         --           --
    Senior Vice President, Operations(3)   1999     171,200      40,385    400,000           --
                                           1998     174,004          --    120,000           --

Dan O'Connor...........................    2000     180,000      56,000         --           --
    Senior  Vice President,                1999      97,404      47,500    280,000      $10,580
    Business Development (4)               1998          --          --         --           --

Ross A. Hinchcliffe ...................    2000     310,597       9,000         --           --
    Vice President, Worldwide Sales(5)     1999     279,382      20,544    450,000           --
                                           1998          --          --         --           --

(1)  Other annual  compensation  in the form of  perquisites  and other  personal  benefits has been omitted  because  in each case the  aggregate  amount of such  perquisites  and other  personal benefits was less than $50,000 and constituted  less than 10% of the executive's  annual salary and bonus.
(2)  Mr.  Maripuri  was  elected as an  executive  officer of the  Company in  September  1999.  Mr.
     Maripuri's  salary for 2000 and 1999 includes  $68,454 and $48,755 of sales-based  commissions, respectively.
(3)  Mr. Otis resigned as an executive  officer of the Company  effective  March 30, 2001. Mr. Otis'
     salary for 1998 includes sales-based commissions of $36,087.
(4)  Mr. O'Connor  resigned as an executive  officer of the Company  effective January 22, 2001. Mr.
     O'Connor's salary for 1999 includes $10,417 of sales-based commissions.  All other compensation for 1999 consisted of $10,580 of relocation reimbursements.
(5)  Mr.  Hinchcliffe  resigned as an executive officer of the Company effective April 17, 2001. Mr.
     Hinchcliffe's  salary  for  2000  and  1999  includes  $130,597  and  $153,055  of  sales-based commissions, respectively.

         Option  Grants in Last Fiscal Year.  The  following  table sets forth for each of the named executive officers certain information concerning stock options granted by the Company during fiscal
2000.

                                  OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------
                                                                                     Potential Realizable
                                          Percent of                                 Value at Assumed
                           Number of    Total Options                                Annual Rate of
                           Securities     Granted to                                 Stock Price
                           Underlying     Employees    Exercise                      Appreciation
                            Options       In Fiscal     Price       Expiration       For Option Term(3)
          Name            Granted(#)       Year(1)    ($/sh)(2)       Date           5%($)       10%($)
          ----            ------------     -------    ---------       ----           -----       ------
Robert N. Goldman ......  300,000 (4)      6.92%      $ 13.13     January 10, 2010   $ 188,717   $ 478,245
                          300,000 (4)      6.92%         4.44     December 1, 2010     837,310   2,121,908
Satish Maripuri.........  500,000 (4)     11.53%         4.44     December 1, 2010   1,395,517   3,536,515
Ross A. Hinchcliffe.....       --            --            --              --               --          --
Brian W. Otis...........       --            --            --              --               --          --
Dan O'Connor............       --            --            --              --               --          --
------------

(1)  The Company granted to employees options to purchase an aggregate of 4,383,050 shares of Common
     Stock in fiscal 2000.
(2)  All options were granted at fair market value as  determined by the  Compensation  Committee on the date of grant.
(3)  The  dollar  amounts  under  these  columns  are the result of  calculations  at the 5% and 10%
     appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to predict possible future appreciation, if any, in the price of the Common Stock. Any gain to the optionees  will result only from an increase in the price of the Common Stock after the date of grant, which will benefit all stockholders proportionately.
(4)  Represents  shares of Common Stock  issuable upon  exercise of stock options  granted under the
     1996 Plan and the Company's 1997 Nonqualified  Stock Option Plan. Such options vest as follows:
     25% of the total number of shares one year after their date of grant and an additional 6.25% at the end of each three-month period thereafter until the options are fully vested.

         Option  Exercises  and Fiscal  Year-End  Values.  The  following  table sets forth  certain information  concerning  stock  options  exercised  during  fiscal 2000 and stock options held as of
December 31, 2000 by each of the named executive officers.

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities        Value of Unexercised
                                  Shares              Underlying Unexercisable          In-the-Money
                                 Acquired                   Options At               Options at Fiscal
                                    On       Value       Fiscal  Year-End             Year-End ($)(2)
             Name                Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
             ----                  (#)       ($)(1)      (#)           (#)           ($)           ($)
                                 --------  --------- -----------  -------------  -----------  -------------
Robert N. Goldman ...........        --           --    653,126      796,874            --          --
Ross A. Hinchcliffe..........        --           --    446,875       53,125            --          --
Satish Maripuri..............    25,600    $ 511,000    333,557      528,293            --          --
Brian Otis...................        --           --    553,147      114,686      $ 32,633          --
Dan O'Connor.................    20,000      405,036    135,000      125,000            --          --

(1)  Value realized is based on the difference  between the fair market value of the Common Stock on the date of exercise of the  applicable  option and the exercise  price of such  option.  These values may never be  realized.  Actual  gains,  if any,  will depend on the value of the Common
     Stock on the date of the sale of the shares.
(2)  Value  realized  is based on the last sale  price of the  Common  Stock  ($1.50  per  share) on
     December  31,  2000 as reported  by the Nasdaq  National  Market,  less the  applicable  option exercise price. These values have not been and may never be realized.  Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

EMPLOYMENT AGREEMENTS

         In November 1995, the Company executed an employment  agreement with Robert N. Goldman (the
"1995  Employment  Agreement").  The Company  agreed to employ Mr.  Goldman as  President  and Chief
Executive Officer of the Company, at an annual salary of at least $190,000. Under this agreement, if the  employment of Mr.  Goldman was  terminated by the Company for any reason other than just cause, death or permanent  disability,  the agreement required the Company to continue to pay Mr. Goldman's salary for a period of twelve months after such  termination,  offset by any amounts received by Mr.
Goldman from subsequent employment during such period.

         In November 1998, the 1995 Employment Agreement for Mr. Goldman was amended. The agreement, as amended,  provides for his salary for twelve  months and 100% of his target bonus for the year in which such  termination  occurs to be paid by the Company in the event of termination for any reason other than "cause" as defined in the agreement.  In the event of a "change in control" as defined in the agreement,  the Company will pay Mr. Goldman twenty-four months of salary and 100% of his target bonus for the year in which such termination occurs, and any outstanding options held by Mr. Goldman will become fully vested.

         The Company also entered into  agreements  with Messrs.  O'Connor,  Otis,  Hinchcliffe  and
Maripuri which provided,  in the event of a change in control,  for payment of twelve months' salary and 100% of target  bonus for the year in which such  termination  occurs,  and full  vesting of any outstanding options held by such individuals.

         In  connection  with their  employment,  these  officers  executed the  Company's  standard
Non-Competition,  Non-Disclosure and Developments Agreement (the "Non-Competition Agreement"). These
agreements contain covenants prohibiting the improper disclosure of confidential  information at any time, as well as provisions assigning to the Company all inventions made or conceived by the officer during his  employment  with the Company.  Each officer  agreed with the Company that,  with certain exceptions,  until one year after the termination of his employment  with the Company,  he would not participate in any capacity in any business activities  competitive with those of the Company.  Each officer  further  agreed not to  participate  in any  capacity  in  soliciting  the  business of any customers or the services of any employees of the Company during such one-year period.

         Mr. O'Connor  resigned as Senior Vice President,  Business  Development and as an executive officer of the Company  effective  January 22,  2001;  Mr. Otis  resigned as Senior Vice  President,
Operations and as an executive officer of the Company effective March 30, 2001; and Mr.  Hinchcliffe resigned as Vice  President,  Worldwide Sales and as an executive  officer of the Company  effective
April 17, 2001. Pursuant to agreements entered into in connection with their respective resignations from the Company,  Mr.  O'Connor was provided  with  $115,269 of severance  compensation  payable in installments  over a period of seven and one half  months;  Mr. Otis was provided  with  $236,250 of severance  compensation  ($90,000 paid on March 30, 2001 and $146,250 payable in twenty-four  (equal installments  beginning April 1, 2001); and Mr.  Hinchcliffe was provided with $233,333 of severance compensation payable in installments over a period of twelve months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee (the "Committee") established by the Board of Directors is currently composed of two non-employee  Directors;  Gerald B. Bay and Kevin J. Burns. No executive  officer of the Company  served during 2000 on the Board of Directors or  compensation  committee of any entity, one of whose executive  officers also served on the Board of Directors or Compensation  Committee of
the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial  ownership of the Company's  Common Stock as of March 31, 2001 by (i) each person or group known to the Company to be the beneficial owner of more than five percent of the outstanding  Common Stock; (ii) each of the
Company's  Directors;  (iii) the named  executive  officers  and (iv) all  Directors  and  executive officers of the Company as a group.  The  information  as to each person has been  furnished by such person.

                                                                   Shares Beneficially Owned (1) (2)
              Name and Address of Beneficial Owner                     Number            Percent
              -------------------------------------                    ------            -------
Robert N. Goldman                                                        1,939,063        6.4%
eXcelon Corporation
25 Mall Road
Burlington, MA 01803

Palo Alto Investors                                                      1,700,000        5.7%
470 University Ave
Palo Alto, CA  94301

Brian Otis                                                                 594,288        2.0%
Ross A. Hinchcliffe                                                        458,884        1.5%
Satish Maripuri                                                            352,975        1.2%
Gerald B. Bay                                                              264,761          *
Dan O'Connor                                                               135,000          *
Kevin J. Burns                                                              35,167          *
Robert M. Agate                                                             18,767          *
All Directors and executive officers as a group
(7 persons)                                                              2,924,474        9.4%
* Less than one percent.

(1)  Except as otherwise indicated,  the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially  owned by them,  subject to community  property laws where  applicable and subject to the  information  contained in the footnotes to this table.  Amounts shown for each  stockholder  include  shares subject to stock options exercisable within 60 days of the date of this table. Shares not outstanding but deemed beneficially  owned by virtue of the right of a person or group to acquire  them within 60 days are treated as outstanding  only for purposes of determining the number of and percent owned by such  person or group.  As of March 31,  2001,  the date of this table,  there were  29,575,376 shares of Common Stock outstanding.
(2)  The amounts  listed  include the  following  shares of Common  Stock that may be acquired on or prior to May 30,  2001  through the  exercise of options:  Mr.  Goldman,  839,063  shares;  Mr.
     Hinchcliffe  457,500 shares; Mr. Maripuri 344,975 shares; Mr. Otis 591,583 shares; Mr. O'Connor
     135,000 shares; and all Directors and executive officers as a group, 1,566,664 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS

         In 1996,  in connection  with the exercise by Robert N. Goldman,  the Chairman of the Board and Chief Executive Officer of the Company, of stock options granted to him under the Company's 1995
Nonqualified  Stock Option Plan to purchase  2,300,000 shares of Common Stock, the Company loaned to
Mr.  Goldman  $572,700.  The loan to Mr.  Goldman was at an interest  rate of 7.0% per annum and was pursuant to a full  recourse  promissory  note due upon the earlier of (i) April 1, 2001 or (ii) the date Mr. Goldman's  employment with the Company  terminates for any reason.  The loan was originally secured by a pledge to the Company of all the shares of Common Stock  acquired upon exercise of such option. On January 29, 1997 the Company released  2,048,950 shares from Mr. Goldman's  pledge,  with
251,050 shares remaining  pledged to secure the outstanding  amount of principal and interest of the loan to Mr.  Goldman.  On  March  28,  2001 the  Board of  Directors  voted to amend  Mr.  Goldman's promissory  note, in connection  with such loan, in order to extend the due date of said  promissory note  upon the  earlier  of (i)  April 1, 2002 or (ii) the date Mr.  Goldman's  employment  with the
Corporation terminates for any reason.

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has
duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               EXCELON CORPORATION

Date:  April 30, 2001                                          /s/ Robert N. Goldman
                                                               -------------------------------------
                                                               Robert N. Goldman
                                                               Chairman and Chief Executive Officer

