Form 10-Q
period 2001-03-31
EXCELON CORP
filed 2001-05-15
CIK 1014955

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                              FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                   Commission File Number 0-21041

                                        EXCELON CORPORATION
                                        --------------------
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

The  number  of  shares  outstanding  of the  registrant's  common  stock as of April  30,  2001 was
29,576,398.

====================================================================================================

EXCELON CORPORATION

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                  Page
                                                                                                ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                  3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2001 and 2000                                                           4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000                                                           5

         Notes to Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              11

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                                         11

Signatures                                                                                       12

ITEM 1.  FINANCIAL STATEMENTS

EXCELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        March 31,        December 31,
                                                                          2001                2000
                                                                      ------------       ------------
Assets                                                                (Unaudited)

Current assets:
     Cash and cash equivalents                                        $     6,396        $     7,048
     Short-term investments                                                 5,977              9,012
     Accounts receivable, net                                              11,601             13,767
     Prepaid expenses and other current assets                              1,700              1,826
                                                                      ------------       ------------
Total current assets                                                       25,674             31,653

Property and equipment, net                                                 5,589              6,233
Marketable securities                                                         767                610
Purchased software, net                                                       709              1,118
Other assets                                                                1,018              1,132
                                                                      ------------       ------------
Total assets                                                          $    33,757        $    40,746
                                                                      ===========        ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                 $      5,252       $     4,418
     Accrued expenses                                                        1,699             3,006
     Accrued compensation                                                    1,944             3,511
     Deferred revenue                                                        7,654             8,511
                                                                      ------------       ------------
Total current liabilities                                                   16,549            19,446

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; no shares issued or outstanding                                     -                 -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     29,575,000 and 29,551,000 shares issued and outstanding                    30                30
  Additional paid-in capital                                                70,965            70,929
  Unearned compensation                                                          -            (1,127)
  Accumulated deficit                                                      (51,068)          (46,065)
  Accumulated other comprehensive loss                                      (2,146)           (1,894)
  Advances to stockholders                                                    (573)             (573)
                                                                      -------------      ------------
Total stockholders' equity                                                  17,208            21,300
                                                                      -------------      ------------
Total liabilities and stockholders' equity                            $     33,757       $    40,746
                                                                      =============      ============

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                         -------------------------------------------
                                                                 2001                       2000
Revenues:
   Software                                                  $  8,793                   $ 10,074
   Services                                                     6,319                      6,930
                                                             --------                   --------
      Total revenues                                           15,112                     17,004

Cost of revenues:
   Cost of software                                               365                        633
   Cost of services                                             3,565                      3,760
                                                             --------                   --------
      Total cost of revenues                                    3,930                      4,393

Gross profit                                                   11,182                     12,611
Operating expenses:
   Selling and marketing                                        9,964                      9,105
   Research and development                                     3,612                      3,020
   General and administrative                                   2,064                      1,537
   Restructuring                                                  745                          -
                                                             --------                   --------
      Total operating expenses                                 16,385                     13,662

Operating loss                                                (5,203)                    (1,051)
Other income, net                                                 200                        341
                                                             --------                   --------
Net loss                                                    $ (5,003)                    $ (710)
                                                            =========                    =======

Loss per share:
Basic                                                        $ (0.17)                   $ (0.02)
Diluted                                                      $ (0.17)                   $ (0.02)

Weighted average shares outstanding:
Basic                                                          29,567                     29,085
Diluted                                                        29,567                     29,085

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2001               2000
                                                                            ----------------------------
Cash flows from operating activities:
   Net loss                                                                  $(5,003)           $  (710)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                             1,122                842
     Amortization of deferred compensation                                     1,127                197
     Bad debt expense                                                            247                 26
     Other                                                                         -                 15
Changes in operating assets and liabilities:
     Accounts receivable                                                       1,459                 96
     Prepaid expenses and other current assets                                    79               (339)
     Other assets                                                                 60                 (8)
     Accounts payable and accrued expenses                                    (1,474)               (29)
     Deferred revenue and customer deposits                                     (858)               391
                                                                             --------           --------
Net cash provided by operating activities                                     (3,242)               481
                                                                             --------           --------

Cash flows from investing activities:
     Capital expenditures                                                       (182)              (500)
     Purchased software                                                            -               (325)
     Purchases of marketable securities                                       (1,265)            (2,384)
     Proceeds from maturities and sales of marketable securities               4,169              3,341
                                                                             --------           --------
Net cash provided by investing activities                                      2,722                132
                                                                             --------           --------

Cash flows from financing activities:
     Proceeds from the issuance of common stock                                   36              1,156
     Repayments of capital lease obligations                                       -                (17)
                                                                             --------           --------
Net cash provided by (used for) financing activities                              36              1,139
                                                                             --------           --------

Effect of exchange rate changes on cash                                          168               (237)
                                                                             --------           --------

Net change in cash and cash equivalents                                         (652)             1,515

Cash and cash equivalents, beginning of period                                 7,048             13,847
                                                                             --------           --------
Cash and cash equivalents, end of period                                      $6,396            $15,362
                                                                             ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The consolidated  financial  statements  include the accounts of eXcelon  Corporation and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated. In the opinion of management,  the accompanying unaudited consolidated financial statements contain all adjustments,  consisting  only  of  those  of a  normal  recurring  nature,  necessary  for  a  fair presentation of our financial position,  results of operations,  and cash flows at the dates and for the periods  indicated.  While we believe that the  disclosures  presented  are adequate to make the information  not  misleading,  these  financial  statements  should be read in conjunction  with the consolidated  financial  statements and related notes included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2000. Certain information and footnote disclosures normally included  in  financial  statements  prepared  in  accordance  with  generally  accepted  accounting principles have been condensed or omitted  pursuant to Securities and Exchange  Commission rules and regulations. Certain reclassifications have been made for consistent presentation.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings per share is computed by dividing net income by the sum of the weighted  average number of common shares  outstanding  for the period plus the number of common shares issuable upon the assumed exercise of all dilutive  securities,  such as stock  options.  The following is a  calculation  of earnings per share ("EPS") for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                        2001          2000
                                                        ----          ----

Net loss                                           $ (5,003)       $ (710)
                                                   =========       =======

Weighted average shares outstanding:                  29,567        29,085
Diluted shares                                        29,567        29,085

Basic EPS                                           $ (0.17)      $ (0.02)
Diluted EPS                                         $ (0.17)      $ (0.02)

Options to purchase  10,090,381 and 4,489,211  shares of common stock were outstanding for the three months  ended March 31, 2001 and 2000,  respectively,  but were  excluded  from the  calculation  of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss  incurred in both  periods  presented.  For the three months ended March 31, 2001 and 2000, respectively,  options  for 393,332  and  4,417,414  shares,  respectively,  of common  stock had an exercise  price that was below the average  market  value per share of the  Company's  common  stock during such respective periods.

C.   COMPREHENSIVE LOSS

The table  below sets forth  comprehensive  loss as defined by  Statement  of  Financial  Accounting
Standards No. 130 "Reporting Comprehensive Income", for the three-month periods ended March 31, 2001 and 2000 (in thousands):
                                                                  2001                2000
                                                                  ----                ----
Net loss                                                       $ (5,003)             $ (710)
Accumulated other comprehensive loss:
  Foreign currency translation adjustments                         (281)               (135)
  Net unrealized gains (loss) on marketable
  securities                                                         29                  (2)
                                                               ---------             -------
Comprehensive loss                                             $ (5,255)             $ (847)
                                                               =========             =======

D. SEGMENT INFORMATION:

We operate within a single industry segment - computer  software and related  services.  We have two major product categories within that one segment: (1) our B2B product line of XML-based software and
(2) our Object Design product line of database management software.

On  January 8,  2001,  the chief  operating  decision-making-group  elected  to divide our  business operations  into two separate  operating  units:  the B2B division and the Object  Design  division.
Effective January 1, 2001, results of operations are being presented as two separate business units.
Common corporate expenses are allocated between the two business units mainly based on headcounts of the two business  units.  For the year 2000,  results of operations  were not presented  separately.
Revenues  reported  below are based upon actual  product  sales.  Total assets are based upon actual identifiable  assets as they  relate to product  revenue.  Assets  classified  as general  corporate represent those assets at the end of the period that relate to the overall operations of the Company such as cash, investments and fixed assets.

                                                          March 31,       March 31,
                                                            2001            2000
                                                            ----            ----

    Revenues
      B2B product line                                      $ 4,305       $ 3,626
      Object Design product line                             10,807        13,378
                                                             ------        ------
        Total revenues                                       15,112        17,004
                                                             ======        ======

    Cost of Sales
      B2B product line                                      $ 2,267       $ 1,222
      Object Design product line                              1,663         3,171
                                                            -------        ------
        Total cost of sales
                                                              3,930         4,393
                                                             ======        ======

    Operating Expenses
       B2B product line                                       8,914         4,527
       Object Design product line                             6,726         9,135
       Restructuring                                            745             -
                                                             ------        ------
         Total operating expenses                            16,385        13,662
                                                             ======        ======

    Operating  income (loss)
      B2B product line                                       (6,876)       (2,123)
      Object Design product line                              2,418         1,072
      Restructuring                                            (745)            -
                                                             -------       -------
        Operating loss                                       (5,203)       (1,051)
                                                             =======       =======

    Identifiable Assets
      B2B product line                                        4,979         6,385
      Object Design product line                              8,017        12,008
      General Corporate                                      20,761        29,671
                                                             ------        ------
        Total identifiable assets                            33,757        48,064
                                                             ======        ======

E. RESTRUCTURING CHARGE:

In January  2001,  we  reorganized  our  operations  and as a result  reduced  our  workforce  by 45 employees.  As a result, we incurred a restructuring charge of $745,459.  All of the charges related to employee  severance payments to those employees  terminated as a result of the restructuring.  At
March 31, 2001,  $156,000 of the severance  has yet to be paid.  This amount is expected to be fully paid by  December  31,  2001.  As a result of the  restructuring  the  Company  expects a savings of approximately $1.3 million per quarter of total expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange  Commission may contain statements that are not historical facts but that are "forward-looking statements" that involve risks and uncertainties.
The words  "expect",  "anticipate",  "intend",  "plan",  "believe,"  "seek",  "estimate" and similar expressions are intended to identify such forward-looking  statements. In particular,  statements in
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of  Operations"  below relating  to  our  products,  competition,  future  development,  revenue  and  expense  levels  and profitability,  as well as the  sufficiency  of capital and cash flows to meet  working  capital and capital  expenditure  requirements,  may be forward-looking  statements.  This Report contains other forward-looking  statements,  which reflect the current  views of management  with respect to future events that will have an effect on our future financial  performance,  including without  limitation statements regarding future revenue and expense levels,  expectations of expenses as a percentage of revenue, the impact of legal claims, and the adequacy of liquidity to meet our capital and operating requirements for the next twelve months.  Such statements are not guarantees of future  performance, and are subject to substantial risks and uncertainties and involve  assumptions that could cause our future results to differ  materially  from those  expressed in any  forward-looking  statements.  We disclaim any intent or  obligation  to update  publicly any  forward-looking  statements  whether in response to new information,  future events or otherwise.  Information  about those  assumptions and
important   factors  that  could  cause  our  actual  results  to  differ   materially   from  these
forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual  Report on Form 10-K (as amended) for the year ended  December 31, 2000 filed on April
2, 2001 with the Securities and Exchange  Commission,  which you can access at  http://www.sec.gov., and which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain  consolidated  financial data as a percentage of our total revenue for the three months ended March 31, 2001 and 2000:

                                        Three Months Ended
                                            March 31,

                                            2001        2000
                                    -------------------------

Total revenues:                            100%       100%
                                           -----       -----
Cost of revenues:
  Software                                     2           4
  Services                                    24          22
                                           -----       -----
Total cost of revenues                        26          26
                                           -----       -----

Gross profit                                  74          74
                                           -----       -----

Operating expenses:
  Selling and marketing                       66          53
  Research and development                    24          18
  General and administrative                  13           9
  Restructuring charge                         5           -
                                           -----       -----
Total operating expenses                     108          80
                                           -----       -----

Operating loss                              (34)         (6)

Other income, net                              1           2
                                           -----       -----

Net loss                                  (33) %       (4) %
                                          ======       =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES.  Our total revenues  decreased to $15.1 million for the three months ended March 31,
2001 from $17.0 million for the same period for 2000.  Revenues from our B2B product line  increased by 22.8%,  to $4.3  million for the three months ended March 31, 2001 from $3.6 million for the same period for 2000.  This increase was primarily  due to the Company's  increased  focus on selling and marketing of the B2B product line.  Revenues from our Object Design product line decreased 20.0%, to
$10.8  million for the three months ended March 31, 2001 from $ 13.4 million for the same period for
2000. This decrease was primarily due to the Company investing greater marketing and sales resources on the B2B product line instead of the Object Design product line.

SOFTWARE  REVENUES.  Software  revenues  decreased  12.7% to $8.8 million for the three months ended
March 31,  2001 from $10.1  million  for the same  period in 2000.  Software  revenues  from our B2B product line decreased by 11.5%, to $2.3 million for the three months ended March 31, 2001 from $2.6 million  for the same  period for 2000.  Software  revenues  from our  Object  Design  product  line decreased by 13.3%, to $6.5 million for the three months ended March 31, 2001 from $ 7.5 million for the same period for 2000. The decreases in software revenues for both product lines can primarily be attributed to uncertain economic  conditions which resulted in an overall decrease in demand for our products as customers in the United  States  reduced or postponed  capital  spending on  information technology.

SERVICES REVENUES.  Services revenues decreased to $6.3 million for the three months ended March 31,
2001 from $6.9  million for the same period in 2000.  Services  revenues  from our B2B product  line increased  by 100%,  to $2.0 million for the three months ended March 31, 2001 from $1.0 million for the same period for 2000. This increase is due to higher demand for our consulting  services related to new B2B  customer  deployments  and to  higher  maintenance  revenues,  reflecting  growth in our installed  base.  Services  revenues from our Object Design product line decreased by 37.2%, to $4.3 million for the three  months  ended March 31, 2001 from $5.9  million for the same period for 2000.
This decrease results mainly from a decline in our consulting services,  due primarily to a slowdown in data management customer deployments in the United States.

REVENUES FROM INTERNATIONAL OPERATIONS.  Revenues from operations of our international  subsidiaries increased as a percentage of our total revenues,  to 61.1% for the three months ended March 31, 2001 compared with 48.5% for the same period in 2000. This overall shift in revenue to our  international subsidiaries  is largely  attributed  to  continued  growth in the  overseas  markets  coupled  with uncertain United States economic  conditions that have resulted in lower capital  investments within the United States.

COST OF SOFTWARE.  Cost of software decreased 42.3% to $365,000 for the three months ended March 31,
2001  compared  to  $633,000  for the same  period in 2000 and  decreased  as a percent of  software revenues to 4.2% from 6.3% for the first three months of 2001 and 2000, respectively.  This decrease in costs can be associated with lower  amortization  costs on software purchased from third parties, used primarily to develop our B2B product line. In the year 2000 approximately $700,000 of purchased technologies was written off as obsolete.

COST OF SERVICES.  Cost of services  decreased 5.2% to $3.6 million for the three months ended March
31,  2001 from $3.8  million  for the same  period in 2000 and  increased  as a percent of  services revenues  to 56.4% from 54.2% for the  corresponding  periods.  The  decrease in cost of services is attributable  to the reduction in the number of our consulting  personnel and related  expenses as a result of the  restructuring  of the Company in the three month  period  ended March 31,  2001.  The increase in cost of services as a percentage of revenues reflects lower utilization of our remaining consulting personnel, partially offset by increased maintenance revenue.

SELLING AND MARKETING.  Selling and marketing expenses increased 9.4% to $10.0 million for the three months  ended  March 31,  2001 from $9.1  million  for the same  period in 2000 and  increased  as a percentage of total  revenues to 65.9% from 53.5% for the same  periods.  The increase was primarily due to a non-cash charge for amortization of unearned  compensation  relating to the acceleration of vesting of certain  employee  stock options in the amount of  approximately  $705,000,  as well as a continued investment in the sales distribution  channels and marketing programs relating both to our
B2B product line and, to a lesser  extent,  to our Object Design product line. We expect selling and marketing  expenses to decrease as a percentage  of revenues over the coming year to the extent that our selling and marketing efforts are successful in generating increased revenues.

RESEARCH AND DEVELOPMENT.  Research and development expenses increased 19.6% to $3.6 million for the three months  ended March 31, 2001 from $3.0 million for the same period in 2000 and  increased as a percent of total  revenues to 23.9% from 17.8% for the same periods.  The increase was primarily due to a non-cash  charge for  amortization  of unearned  compensation  relating to the  acceleration of vesting of certain employee stock options in the amount of approximately $422,000.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased 34.3% to $2.1 million for the three  months ended March 31, 2001 from $1.5  million in 2000 and  increased as a percentage  of total revenues to 13.7% from 9.0% for the same periods.  This increase is primarily due to increased headcount-related  costs associated with a  reorganization  of the various support groups within the
Company. We expect general and administrative  expense to decrease in absolute dollars in the second quarter of 2001, and then stay at a consistent level for the remainder of 2001.

RESTRUCTURING  CHARGE.  In January 2001, we  reorganized  our operations and as a result reduced our workforce by 45 employees or approximately  10%. As a result, we recorded a restructuring  charge in the amount of $745,000 in the three month period ended March 31, 2001.  All of the charge relates to severance payments to employees whose employment was terminated in the  restructuring.  At March 31,
2001, $156,000 of the severance has yet to be paid, but is expected to be fully paid by December 31,
2001. As a result of the restructuring  the Company expects a savings of approximately  $1.3 million per quarter of total expenses.

OTHER INCOME.  Other income  decreased  41.1%, to $200,000 for the three months ended March 31, 2001 from  $341,000  for the same  period for 2000.  The  decrease  was  largely the result of lower cash balances and investments.

PROVISION  FOR INCOME TAXES.  No income taxes were provided  during the three months ended March 31,
2001 and 2000 due to the net losses we incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31,  2001,  our  principal  sources of  liquidity  included  $12.4  million  of cash,  cash equivalents and short-term  marketable  securities and $767,000 of long-term marketable  securities.
$175,000 of cash and cash  equivalents  is restricted  and is being held in a certificate of deposit with  Silicon  Valley  Bank as  collateral  for a  security  deposit on leased  office  space in our
Burlington, MA location.

Net cash used by our  operating  activities  was $3.2  million for the three  months ended March 31,
2001,  as compared to $481,000  provided by operating  activities  for the same period in 2000.  The increase  in cash used was  primarily  due to a  greater  net loss of $4.3  million,  which was only partially offset by the non-cash charges for amortization of unearned  compensation in the aggregate amount of $1.1 million.

Our investing activities provided $2.5 million of cash for the three months ended March 31, 2001, as compared  with cash provided by investing  activities  of $132,000 for the same period in 2000.  The increase in cash  provided was  primarily  attributable  to the decrease of purchases of  marketable securities in the amount of $1.1 million in 2000, a $643,000 decrease in capital expenditures and an increase of $600,000 in proceeds from the sale of marketable securities.

Our financing  activities provided net cash of $36,000 for the three months ended March 31, 2001, as compared to $1.1 million of cash provided by financing  activities  in the same period in 2000.  The decrease in cash provided was primarily due to $1.1 million less in cash from stock option exercises during the three months ended March 31, 2001 compared to the same period in 2000.

We believe that our current cash, cash equivalents,  marketable securities, and funds generated from operations,  if any, will provide adequate liquidity to meet our capital and operating  requirements for the next twelve months. We are presently negotiating with Silicon Valley Bank regarding a credit facility of  approximately  $5.0 million  dollars;  however,  there can be no assurance that we will obtain  such  credit  facility.  Failure  to  generate  sufficient  revenues  or, in the  absence of sufficient revenues,  failure to raise additional capital or reduce certain  discretionary  spending could have a material  adverse  effect on the  Company's  ability to continue as a going concern and achieve its business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes in our market risk  exposure as described  in  Management's
Discussion  and Analysis of Financial  Condition  and Results of  Operations  included in our Annual
Report on Form 10-K (as  amended)  for the year  ended  December  31,  2000,  which  description  is incorporated herein by reference.

Part II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NUMBER                              DESCRIPTION

3.3*      Amended and Restated Certificate of Incorporation
3.5*      Amended and Restated By-laws of the Company
3.6 **    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
          Company (regarding change of corporate name)
10.51***  Separation Agreement and General Release dated January 22, 2001 between the Company and
          Daniel E. O'Connor
10.52***  Separation Agreement and General Release dated January 22, 2001 between the Company and
          Lawrence Alston
10.53***  Continuing Employment Agreement and General Release dated March 30, 2001 between the
          Company and Brian Otis
10.54     Separation Agreement and General Release dated April  17, 2001 between the Company and
          Ross Hinchcliffe (filed herewith)

* This exhibit is incorporated by reference to the similarly  numbered  exhibit filed as part of the
Company's Registration Statement on Form S-1, Securities and Exchange Commission File No. 333-05241.

** This exhibit is  incorporated  by reference to the  similarly  numbered  exhibit to our Quarterly
Report on Form 10-Q for the period ended March 31, 2000.

*** This exhibit is incorporated by reference to the similarly numbered exhibit to our Annual Report on Form 10-K (as amended) for the year ended December 31, 2000.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

May 15, 2001                                                 By: /s/ Robert N. Goldman
                                                               -------------------------------------
                                                               Robert N. Goldman
                                                               Chairman and Chief Executive Officer

May 15, 2001                                                By: /s/ Lacey P. Brandt
                                                              --------------------------------------
                                                              Lacey P. Brandt
                                                              Chief Financial Officer

