Form 10-Q/A
period 2001-03-31
EXCELON CORP
filed 2001-05-15
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                             FORM 10-Q/A

                                           AMENDMENT NO. 1
                                                 TO
                                          QUARTERLY REPORT
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

eXcelon Corporation
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2001               2000
                                                                            ----------------------------
Cash flows from operating activities:
   Net loss                                                                  $(5,003)           $  (710)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                             1,122                842
     Amortization of deferred compensation                                     1,127                197
     Bad debt expense                                                            247                 26
     Other                                                                         -                 15
Changes in operating assets and liabilities:
     Accounts receivable                                                       1,459                 96
     Prepaid expenses and other current assets                                    79               (339)
     Other assets                                                                 60                 (8)
     Accounts payable and accrued expenses                                    (1,475)               (29)
     Deferred revenue and customer deposits                                     (858)               391
                                                                             --------           --------
Net cash provided by operating activities                                     (3,242)               481
                                                                             --------           --------

Cash flows from investing activities:
     Capital expenditures                                                       (182)              (500)
     Purchased software                                                            -               (325)
     Purchases of marketable securities                                       (1,265)            (2,384)
     Proceeds from maturities and sales of marketable securities               4,169              3,341
                                                                             --------           --------
Net cash provided by investing activities                                      2,722                132
                                                                             --------           --------

Cash flows from financing activities:
     Proceeds from the issuance of common stock                                   36              1,156
     Repayments of capital lease obligations                                       -                (17)
                                                                             --------           --------
Net cash provided by (used for) financing activities                              36              1,139
                                                                             --------           --------

Effect of exchange rate changes on cash                                         (168)              (237)
                                                                             --------           --------

Net change in cash and cash equivalents                                         (652)             1,515

Cash and cash equivalents, beginning of period                                 7,048             13,847
                                                                             --------           --------
Cash and cash equivalents, end of period                                      $6,396            $15,362
                                                                             ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                 5

                                             SIGNATURES

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the Registrant has
duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               EXCELON CORPORATION

Date:  May 15, 2001                                            /s/ Robert N. Goldman
                                                               -------------------------------------
                                                               Robert N. Goldman
                                                               Chairman and Chief Executive Officer