Form 10-Q
period 2001-06-30
EXCELON CORP
filed 2001-08-14
CIK 1014955

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                YES     X                         NO
                ---------                  ---------


The number of shares outstanding of the registrant's common stock as of August 2, 2001 was 29,659,057.

EXCELON CORPORATION

INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                                         PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000          3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2001 and June 30, 2000                                          4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and June 30, 2000                                          5

         Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                            13

Item 5.   Stockholder Proposals                                                        13

Item 6. Exhibits and Reports on Form 8-K                                               14

Signatures                                                                             15

ITEM 1.  FINANCIAL STATEMENTS

EXCELON CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2001             2000
                                                                             -----------      ------------
ASSETS                                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                $  6,716          $  7,048
     Short-term investments                                                      3,291             9,012
     Accounts receivable, net                                                    6,458            13,767
     Prepaid expenses and other current assets                                   3,343             1,826
                                                                              --------          --------
Total current assets                                                            19,808            31,653

Property and equipment, net                                                      5,031             6,233
Marketable securities                                                              667               610
Purchased software, net                                                            761             1,118
Other assets                                                                     1,011             1,132
                                                                              --------          --------
Total assets                                                                  $ 27,278          $ 40,746
                                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $  6,882          $  4,418
     Accrued expenses                                                            2,538             3,006
     Accrued compensation                                                        1,455             3,511
     Deferred revenue                                                            7,905             8,511
                                                                              --------          --------
Total current liabilities                                                       18,780            19,446

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                      --                --
  Common stock, $.001 par value; authorized 200,000,000 shares;
     29,659,000 and 29,551,000 shares issued and outstanding,
     respectively                                                                   30                30
  Additional paid-in capital                                                    71,072            70,929
  Unearned compensation                                                             --            (1,127)
  Accumulated deficit                                                          (59,988)          (46,065)
  Accumulated other comprehensive loss                                          (2,043)           (1,894)
  Advances to stockholders                                                        (573)             (573)
                                                                              --------          --------
Total stockholders' equity                                                       8,498            21,300
                                                                              --------          --------
Total liabilities and stockholders' equity                                    $ 27,278          $ 40,746
                                                                              ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

EXCELON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                              2001            2000                  2001           2000
                                              ----            ----                  ----           ----
Revenues:
   Software                                  $ 4,020         $11,878              $ 12,813        $21,952
   Services                                    5,299           7,191                11,618         14,121
                                             -------         -------              --------        -------
      Total revenues                           9,319          19,069                24,431         36,073

Cost of revenues:
   Cost of software                              265             581                   631          1,214
   Cost of services                            3,545           4,653                 7,109          8,413
                                             -------         -------              --------        -------
      Total cost of revenues                   3,810           5,234                 7,740          9,627

Gross profit                                   5,509          13,835                16,691         26,446
                                             -------         -------              --------        -------
Operating expenses:
   Selling and marketing                       9,531          10,163                19,496         19,268
   Research and development                    3,456           3,294                 7,067          6,314
   General and administrative                  1,727           1,805                 3,791          3,342
   Restructuring costs                            --              --                   745             --
                                             -------         -------              --------        -------
      Total operating expenses                14,714          15,262                31,099         28,924

Operating loss                                (9,205)         (1,427)              (14,408)       (2,478)

Other income, net                                284             357                   485            697
                                             -------         -------              --------        -------

Net loss                                     $(8,921)        $(1,070)             $(13,923)       $(1,781)
                                             =======         =======              ========        =======

Loss per share:
Basic                                        $ (0.30)        $ (0.04)             $  (0.47)       $ (0.06)
Diluted                                      $ (0.30)        $ (0.04)             $  (0.47)       $ (0.06)

Weighted average shares outstanding:
Basic                                         29,631          29,366                29,599         29,225
Diluted                                       29,631          29,366                29,599         29,225


The accompanying notes are an integral part of the consolidated financial statements.

EXCELON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               2001               2000
                                                                               ----               ----
Cash flows from operating activities:
   Net loss                                                                 $(13,923)          $ (1,781)
   Adjustments to reconcile net loss to net
   cash (used for) operating activities:
   Depreciation and amortization                                               1,811              1,938
   Amortization of deferred compensation                                       1,127                216
   Bad debt expense                                                              511                160
   Other                                                                           1                 23
Changes in operating assets and liabilities:
     Accounts receivable                                                       6,441             (4,673)
     Prepaid expenses and other current assets                                (1,571)              (429)
     Other assets                                                                 18               (111)
     Accounts payable and accrued expenses                                       499              1,039
     Deferred revenue and customer deposits                                     (583)             1,399
                                                                            --------           --------
Net cash used for operating activities                                        (5,669)            (2,219)
                                                                            --------           --------
Cash flows from investing activities:
     Capital expenditures                                                       (362)            (1,442)
     Purchased software                                                           --               (325)
     Purchases of marketable securities                                       (1,399)           (19,991)
     Proceeds from maturities and sales of marketable securities               7,081             17,292
                                                                            --------           --------
Net cash provided by (used for) investing activities                           5,320             (4,466)
                                                                            --------           --------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                     143              1,566
     Repayments of capital lease obligations                                      --                (17)
                                                                            --------           --------
Net cash provided by financing activities                                        143              1,549
                                                                            --------           --------

Effect of exchange rate changes on cash                                         (126)               795
                                                                            --------           --------

Net change in cash and cash equivalents                                         (332)            (4,341)

Cash and cash equivalents, beginning of period                                 7,048             13,847
                                                                            --------           --------
Cash and cash equivalents, end of period                                    $  6,716           $  9,506
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


B.  Net Loss Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following is a calculation of earnings per share ("EPS") for the three and six months ended June 30, 2001 and 2000, respectively (in thousands, except per share amounts):


                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              2001             2000             2001              2000
                                              ----             ----             ----              ----
Net loss                                     $(8,921)         $(1,070)        $(13,923)          $(1,781)
                                             =======          =======         ========           =======

Weighted average shares outstanding:          29,631           29,366           29,599            29,225
Stock options (dilutive)                          --               --               --                --
                                             -------          -------         --------           -------
Diluted shares                                29,631           29,366           29,599            29,225
                                             =======          =======         ========           =======

Basic EPS                                    $ (0.30)         $ (0.04)        $  (0.47)          $ (0.06)
Diluted EPS                                  $ (0.30)         $ (0.04)        $  (0.47)          $ (0.06)

Options to purchase 10,668,795 and 3,943,568 shares of common stock were outstanding for the three months ended June 30, 2001 and 2000, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented. For the three months ended June 30, 2001 and 2000, options to purchase 217,477 and 2,668,235 shares, respectively, of common stock had an exercise price that was below the average market value per share of our common stock during such respective periods.

Options to purchase 10,338,377 and 3,938,203 shares of common stock were outstanding for the six months ended June 30, 2001 and 2000, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented. For the six months ended June 30, 2001 and 2000, options to purchase 254,803 and 3,819,544 shares, respectively, of common stock had an exercise price that was below the average market value per share of our common stock during such respective periods.

C.   Comprehensive Loss

 The table below sets forth comprehensive loss for the three months and six months ended June 30, 2001 and 2000 (in thousands):


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                               2001          2000             2001         2000
                                                               ----          ----             ----         ----
Net loss                                                      $(8,921)     $(1,070)       $(13,923)      $(1,781)
Accumulated other comprehensive income (loss), net
of tax:
  Foreign currency translation adjustments                        102         (115)           (180)         (250)
  Net unrealized gain on marketable securities                      2            8              31             6
                                                              -------      -------        --------       -------
Total other comprehensive income (loss)                           104         (107)           (149)         (244)
                                                              -------      -------        --------       -------
Comprehensive loss                                            $(8,817)     $(1,177)       $(14,072)      $(2,025)
                                                              =======      =======        ========       =======


D. Segment Information:

We operate within a single industry segment - computer software and related services. We have two major product categories within that one segment: (1) our B2B product line of XML-based software and (2) our Object Design product line of database management software.

On January 8, 2001, the chief operating decision-making group elected to divide our business operations into two separate operating units: the B2B division and the Object Design division. Effective January 1, 2001, results of operations are being presented as two separate business units. Common corporate expenses are allocated between the two business units mainly based on headcounts of the two business units. The prior period has been restated to reflect the results of the two operating units.


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                                2001         2000        2001         2000
                                                ----         ----        ----         ----
    REVENUES
      B2B product line                        $ 2,856      $ 5,399     $  7,161      $ 9,025
      Object Design product line                6,463       13,670       17,270       27,048
                                              -------       ------       ------       ------
        Total revenues                        $ 9,319      $19,069     $ 24,431      $36,073
                                              =======   ==========     ========      =======


    OPERATING LOSS
      B2B product line                         (6,901)      (3,518)     (13,777)      (5,641)
      Object Design product line               (2,304)       2,091          114        3,163
      Restructuring                                --           --         (745)          --
                                              -------       ------       ------       ------
        Total operating loss                  $(9,205)     $(1,427)    $(14,408)     $(2,478)
                                              =======      =======     ========      =======


E. Restructuring Charge:

In January 2001, we reorganized our operations by reducing our workforce by 45 employees, for which we incurred a restructuring charge of $745,000. All of the charge related to employee severance payments to the employees terminated as a result of the restructuring. At June 30, 2001, $66,000 of the severance had yet to be paid. This amount is expected to be fully paid by December 31, 2001. As a result of this restructuring, we expect savings of approximately $1.3 million per quarter.

F. New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted us, as required, in fiscal 2002. We have not yet assessed the impact from the adoption of SFAS No. 141 and SFAS No. 142 on our financial statements.


G. Merger Arrangement:

On May 22, 2001, eXcelon entered into an agreement to acquire all of the outstanding capital stock of C-bridge Internet Solutions, Inc., by merging a wholly owned subsidiary of eXcelon into C-bridge. The merger is intended to qualify as a tax-free, stock-for-stock exchange and will be accounted for using the purchase method of accounting in accordance with SFAS No. 142. Based on the number of shares of C-bridge outstanding on August 2, 2001 and on an exchange ratio of 1.2517 shares of eXcelon common stock for each share of C-bridge common stock, eXcelon expects to issue approximately 27,115,856 shares of its common stock in exchange for all of the outstanding capital stock of C-bridge. In connection with the merger, eXcelon will assume all outstanding options to purchase C-bridge common stock and, based on the number of C-bridge stock options outstanding on August 2, 2001 and the foregoing exchange ratio of 1.2517, eXcelon expects that the assumed C-bridge options will represent options to purchase approximately 12,884,079 shares of eXcelon common stock.

eXcelon expects to incur costs related to the merger principally in the quarter in which the acquisition is consummated. These costs, which are currently estimated to be approximately $3.2 million, will primarily consist of fees to investment bankers, legal counsel and independent accountants, and printing and other fees and expenses relating to preparing the necessary proxy statement prospectus. However, additional, unanticipated expenses may be incurred in connection with the merger.

Through June 30, 2001, we have incurred approximately $1.4 million in costs directly relating to the merger. These costs are being capitalized and will be part of the capitalized purchase price on the consummation of the merger. As of June 30, 2001, none of these costs has been paid.

On May 21 2001, we signed an OEM agreement with C-bridge granting C-bridge the right to resell eXcelon products to C-bridge's customers. Because of the expected merger, revenue is recognized on a sell-through basis. We are deferring any revenue related to this agreement until C-bridge resells products to an end-user customer. As of June 30, 2001, approximately $1.1 million was classified as deferred revenue relating to such transaction. C-bridge made full payment to eXcelon according to the terms of the agreement by June 30, 2001.


H. Subsequent Events:

In July 2001, we announced a restructuring plan in which we reduced our workforce by 51 employees. As a result, we expect to incur a restructuring charge of approximately $364,000 in the third quarter. All of the expected charges relate to employee severance payments to those employees terminated as a result of the restructuring. As a result of this restructuring, we expect savings of approximately $1.4 million per quarter of total expenses.

These charges are in addition to any restructuring charges resulting from the previously announced expected merger (as described in footnote G, above) with C-bridge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission may contain statements that are not historical facts but which are "forward-looking statements" that involve risks and uncertainties. The words "expect", "anticipate", "intend", "plan", "believe," "seek", "estimate" and similar expressions are intended to identify such forward-looking statements. In particular, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below relating to our products, competition, future development, revenue and expense levels and profitability, as well as the sufficiency of capital and cash flows to meet working capital and capital expenditure requirements, may be forward-looking statements. This Report also contains other forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance, including without limitation statements regarding anticipated savings from our restructuring, in January, 2001 (see note E, above) and July, 2001 (see note H, above), costs and expenses related to the prospective merger with C-bridge, future revenue and expense levels, expectations of selling and marketing expenses in response to increases in our revenue, the impact of legal claims, and the adequacy of liquidity to meet our capital and operating requirements for the next twelve months. Such statements are not guarantees of future performance, and are subject to substantial risks and uncertainties and involve assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Information about those assumptions and important factors that could cause our actual results to differ materially from these forward-looking statements is contained in "Certain Factors That May Affect Future Results" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2000 filed on April 2, 2001 with the Securities and Exchange Commission, which you can access at http://www.sec.gov., and which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows our consolidated financial data as a percentage of our total revenues for the three and six months ended June 30, 2001 and 2000:


                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                            2001        2000        2001        2000
                                            ----        ----        ----        ----
Revenues:
   Software                                   43 %        62 %        52 %         61 %
   Services                                   57          38          48           39
                                             ---         ---         ---          ---
Total revenues                               100         100         100          100

Cost of revenues:
  Software                                     3           3           3            4
  Services                                    38          24          29           23
                                             ---         ---         ---          ---
Total cost of revenues                        41          27          32           27

Gross profit                                  59          73          68           73
                                             ---         ---         ---          ---

Operating expenses:
  Selling and marketing                      102          53          80           53
  Research and development                    37          17          29           18
  General and administrative                  19          10          15            9
  Restructuring                               --          --           3           --
                                             ---         ---         ---          ---
Total operating expenses                     158          80         127           80

Operating loss                               (99)         (7)        (59)          (7)

Other income, net                              3           2           2            2

Loss before income taxes                     (96)         (5)        (57)          (5)
Provision for income taxes                    --          --          --           --
                                             ---         ---         ---          ---
Net loss                                     (96)%        (5)%       (57)%         (5)%
                                             ===          ===        ===          ===

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL REVENUES. Our total revenues decreased 51.1% to $9.3 million for the three months ended June 30, 2001 from $19.1 million for the same period for 2000. For the six months ended June 30, 2001, total revenues decreased 32.3% to $24.4 million from $36.1 million for the six months ended June 30, 2000. Revenues from our B2B product line decreased by 47.1% to $2.9 million for the three months ended June 30, 2001 from $5.4 million for the same period for 2000. For the six months ended June 30, 2001, revenues from our B2B product line decreased by 20.6% to $7.2 million compared to $9.0 million for the same period in 2000. These decreases from the prior periods are the result of lower software license sales. Revenues from our Object Design product line decreased 52.7%, to $6.5 million for the three months ended June 30, 2001 from $13.7 million for the same period for 2000. For the six months ended June 30, 2001, revenues from our Object Design product line decreased by 36.2% to $17.3 million compared to $27.0 million for the same period in 2000. These decreases from the prior periods are the result primarily of decreased software license sales and reduced consulting engagements. We believe this decrease is due to the ongoing weakness in the global economy.

SOFTWARE REVENUES. Software revenues decreased 66.2% to $4.0 million for the three months ended June 30, 2001 from $11.9 million for the same period in 2000. For the six months ended June 30, 2001, software revenues decreased 41.6% to $12.8 million from $22.0 million for the six months ended June 30, 2000. Software revenues from our B2B product line decreased by 72.5%, to $1.0 million for the three months ended June 30, 2001 from $3.5 million for the same period for 2000. For the six months ended June 30, 2001, B2B software revenues decreased by 46.5% to $3.3 million compared to $6.1 million for the same period in 2000. Software revenues from our Object Design product line decreased by 63.5% to $3.1 million for the three months ended June 30, 2001 from $8.4 million for the same period for 2000. For the six months ended June 30, 2001, Object Design software revenues decreased by 39.9% to $9.6 million compared to $15.9 million for the same period in 2000. The decreases in software revenues for both product lines can primarily be attributed to generally smaller purchases per sales engagement as a result of uncertain economic conditions.

SERVICES REVENUES. Services revenues decreased 26.3% to $5.3 million for the three months ended June 30, 2001 from $7.2 million for the same period in 2000. For the six months ended June 30, 2001, services revenues decreased 17.7% to $11.6 million from $14.1 million for the six months ended June 30, 2000. Services revenues from our B2B product line remained flat at $1.9 million for the three months ended June 30, 2001 compared to $1.9 million for the same period for 2000. For the six months ended June 30, 2001, B2B services revenues increased by 29.7% to $3.9 million compared to $3.0 million for the same period in 2000. This increase is due to a slightly higher demand for our consulting services during the first quarter related to new B2B customer deployments and to higher maintenance revenues, reflecting growth in our installed base. Services revenues from our Object Design product line decreased by 35.7% to $3.4 million for the three months ended June 30, 2001 from $5.3 million for the same period for 2000. For the six months ended June 30, 2001, Object Design services revenues decreased by 31.2% to $7.7 million compared to $11.2 million for the same period in 2000. This decrease results mainly from a decline in our consulting services, due primarily to a slowdown in data management customer deployments in the United States. The decrease also resulted in part from a decline in Object Design maintenance revenues, which was a result of fewer new customers and a slightly smaller installed base.

REVENUES FROM INTERNATIONAL OPERATIONS. Revenues from operations of our international subsidiaries as a percentage of our total revenues increased to 51.7% for the three months ended June 30, 2001 compared with 42.0% for the three months ended June 30, 2000. Revenues from international operations as a percentage of total revenues for the six months ended June 30, 2001 and 2000 were 57.5% and 45.1%, respectively. This overall shift in revenues to our international subsidiaries is largely attributed to a greater weakness in the United States economy when compared to the international economy.

COST OF SOFTWARE. Cost of software decreased 54.3% to $265,000 for the three months ended June 30, 2001 from $581,000 for the three months ended June 30, 2000, but increased as a percentage of software revenues to 6.6% from 4.9% for the three months ended June 30, 2001 and June 30, 2000, respectively. The absolute dollar decrease is a direct result of lower software sales and lower amortization costs on software purchased from third-party vendors, primarily in the B2B product line. However, the increase in costs as a percentage for the three month- period can be attributed to minimum royalties that must be paid to third-party vendors based on the number of product units sold. For the six months ended June 30, 2001, cost of software decreased 48.0% to $631,000 from $1,214,000 for the six months ended June 30, 2000, and decreased as a percentage of software revenues to 4.9% from 5.5% for the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease in both absolute dollars and as a percentage of revenues is a direct result of lower software sales and lower amortization costs on software purchased from third-party vendors, primarily in the B2B product line. In the year 2000, we wrote off approximately $800,000 of purchased technologies as a result of our decision to discontinue the use of this technology.

COST OF SERVICES. Cost of services decreased 23.8% to $3.5 million for the three months ended June 30, 2001 from $4.7 million for the three months ended June 30, 2000 and increased as a percentage of services revenues to 66.9% from 64.7% for the three months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001, cost of services decreased 15.5% to $7.1 million from $8.4 million for the six months ended June 30, 2000 and increased as a percentage of services revenues to 61.2% from 59.6% for the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease in cost of services is attributable to the reduction in the number of our consulting personnel and related expenses as a result of our restructuring in the three months ended March 31, 2001. The increase in cost of services as a percentage of services revenues reflects lower utilization of our remaining consulting personnel, partially offset by an overall increase in maintenance revenue.

SELLING AND MARKETING. Selling and marketing expenses decreased 6.2% to $9.5 million for the three months ended June 30, 2001 from $10.2 million for the three months ended June 30, 2000 and increased as a percentage of revenues to 102.3% from 53.3% for the three months ended June 30, 2001 and June 30, 2000, respectively. The decrease in absolute dollars is mainly attributable to a $1.0 million reduction in commissions as a result of lower revenues, offset by approximately $300,000 in severance pay not associated with the restructuring. The increase in costs as a percentage of revenues was due to the sharp decline in revenues. Selling and marketing expenses increased 1.2% to $19.5 million for the six months ended June 30, 2001 from $19.3 million for the six months ended June 30, 2000 and increased to 79.8% from 53.4% of total revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in absolute dollars was primarily due to a non-cash charge for amortization of unearned compensation relating to the acceleration of vesting of certain employee stock options in the amount of approximately $705,000 taken in the quarter ending March 31, 2001, as well as continued investment in the sales distribution channels and marketing programs relating both to our B2B product line and, to a lesser extent, to our Object Design product line, offset by a decrease in commissions. The increase in costs as a percentage of revenues was due to the sharp decline in revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 4.9% to $3.5 million for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000 and increased as a percentage of revenues to 37.1% from 17.3% for the three months ended June 30, 2001 and June 30, 2000, respectively. Research and development expenses increased 11.9% to $7.1 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000 and increased to 28.9% from 17.5% of total revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in absolute dollars for the six months ended June 30, 2001 was due to a non-cash charge for amortization of unearned compensation relating to the acceleration of vesting of certain employee stock options in the amount of approximately $422,000, as well as an increase in headcount for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase in costs as a percentage of revenues was due mainly to the sharp decline in revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 4.3% to $1.7 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000 and increased as a percentage of revenues to 18.5% from 9.5% for the three months ended June 30, 2001 and June 30, 2000, respectively. General and administrative expenses increased 13.4% to $3.8 million for the six months ended June 30, 2001 from $3.3 million for the six months ended June 30, 2000 and increased to 15.5% from 9.3% of total revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. This increase in the six-month period in absolute dollar terms is primarily due to increased compensation costs associated with a reorganization of our various general and administrative groups. The increase in costs as a percentage of revenues was due mainly to the decline in revenue. We expect general and administrative expenses to decrease in absolute dollars in the third quarter of 2001, and then stay at a consistent level for the remainder of 2001.

RESTRUCTURING CHARGE. In January 2001, we reorganized our operations by reducing our workforce by 45 employees, or approximately 11%. As a result, we recorded a restructuring charge in the amount of $745,000 in the three months ended March 31, 2001. All of the charge relates to severance payments to employees whose employment was terminated in the restructuring. At June 30, 2001, $66,000 of the severance has yet to be paid, but is expected to be fully paid by December 31, 2001. As a result of the restructuring, we expect savings of approximately $1.3 million per quarter of total expenses.

In July 2001, we announced a restructuring plan in which we reduced our workforce by 51 employees. As a result, we expect to incur a restructuring charge of approximately $364,000 in the third quarter. All of the expected charges relate to employee severance payments to the employees terminated as a result of the restructuring. As a result of this restructuring, we expect a savings of approximately $1.4 million per quarter of total expenses.

OTHER INCOME. Other income decreased 20.4% to $284,000 for the three months ended June 30, 2001 from $357,000 for the three months ended June 30, 2000. Other income decreased 30.4% to $485,000 for the six months ended June 30, 2001 from $697,000 for the six months ended June 30, 2000. The decrease was largely the result of lower cash and investments balances.

PROVISION FOR INCOME TAXES. No income taxes were provided during the three and six months ended June 30, 2001 and 2000 due to the net losses we incurred in those periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, our principal sources of liquidity included $10.0 million of cash, cash equivalents and short-term marketable securities and $667,000 of long-term marketable securities. $175,000 of cash and cash equivalents is restricted and is being held in a certificate of deposit with Silicon Valley Bank as collateral for a security deposit on leased office space in our Burlington, Massachusetts location.

Net cash used by our operating activities was $5.7 million for the six months ended June 30, 2001, as compared to $2.2 million used by operating activities for the same period in 2000. The increase in cash used was primarily due to a net loss that was greater by $12.1 million, which was mainly offset by an increase in receivable collections.

Our investing activities provided $5.3 million of cash for the six months ended June 30, 2001, as compared with cash used by investing activities of $4.5 million for the same period in 2000. The increase of $9.8 million in cash provided was primarily attributable to the conversion of $8.4 million of marketable securities into cash as well as a reduction of capital expenditures of approximately $1.4 million.

Our financing activities provided net cash of $143,000 for the six months ended June 30, 2001, as compared to $1.5 million of cash provided by financing activities in the same period in 2000. The decrease in cash provided was primarily due to $1.4 million less in cash from stock option exercises during the six months ended June 30, 2001 compared to the same period in 2000.

On May 22, 2001, eXcelon entered into an agreement to acquire all of the outstanding capital stock of C-bridge Internet Solutions, Inc., by merging a wholly owned subsidiary of eXcelon into C-bridge. The merger is intended to qualify as a tax-free, stock for stock exchange and will be accounted for using the purchase method of accounting in accordance with SFAS No. 142. Based on the number of shares of C-bridge outstanding on August 2, 2001 and on an exchange ratio of 1.2517 shares of eXcelon common stock for each share of C-bridge common stock, eXcelon expects to issue approximately 27,115,856 shares of its common stock in exchange for all of the outstanding capital stock of C-bridge. In connection with the merger, eXcelon will assume all outstanding options to purchase C-bridge common stock and, based on the number of C-bridge stock options outstanding on August 2, 2001 and the foregoing exchange ratio of 1.2517, eXcelon expects that the assumed C-bridge options will represent options to purchase approximately 12,884,079 shares of eXcelon common stock.

eXcelon expects to incur costs related to the merger principally in the quarter in which the merger is consummated. These costs, which are currently estimated to be approximately $3.2 million, will primarily consist of fees to investment bankers, legal counsel and independent accountants, and printing and other fees and expenses relating to preparing the necessary proxy statement / prospectus. However, additional, unanticipated expenses may be incurred in connection with the merger.

Through June 30, 2001, we have incurred approximately $1.4 million in costs directly related to the merger. These costs are being capitalized and will be part of the capitalized purchase price on the consummation of the merger. As of June 30, 2001, none of these costs has been paid.

We believe that our current cash, cash equivalents, marketable securities, and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months. While we believe that our cash and securities balance at June 30, 2001 are sufficient to meet our needs, the failure to generate sufficient revenues or, in the absence of sufficient revenues, the failure to obtain additional capital, whether through the proposed merger with C-bridge or otherwise, or reduce certain discretionary spending could have a material adverse effect on our ability to continue as a going concern and achieve our business objectives.

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

ITEM 5.  STOCKHOLDER PROPOSALS

We expect to hold our 2002 annual meeting of stockholders on or about May 22, 2002.

If a stockholder would like to make a proposal at our 2002 annual meeting of stockholders or special meeting in lieu thereof, the stockholder must comply with the notice requirements in Section 3 of our by-laws. To make such a proposal, the stockholder must give us written notice describing the proposal not less than sixty days before the scheduled date of the annual meeting. For the 2002 annual meeting of stockholders, the stockholder must deliver the required written notice of the proposal to the Secretary of eXcelon no later than March 22, 2002.

In addition, if a stockholder would like to include a proposal in our proxy materials relating to our 2002 annual meeting or special meeting in lieu thereof, we must receive the written proposal at our executive offices no later than December 18, 2001, which we believe is a reasonable time before we expect to begin printing and mailing our proxy materials. If we move the date of the annual meeting or special meeting in lieu thereof by more than 30 days, we must receive the written proposal a reasonable time before we begin to print and mail our proxy materials for the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                                 DESCRIPTION

2.1(1) Agreement and Plan of Reorganization dated as of May 22, 2001, among the Company, Comet Acquisition Corp. and C-bridge Internet Solutions, Inc.
3.3(2)     Amended and Restated Certificate of Incorporation of the Company
3.5(2)     Amended and Restated By-laws of the Company
3.6(3) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (regarding change of corporate name)
4.1(2)     Specimen certificate for Common Stock of the Company
10.54(4)*  Separation Agreement and General Release dated April 17, 2001 between the Company and Ross Hinchcliffe
10.55(1) Investor Rights Agreement, dated June 12, 2001, between the Company and Insight Capital Partners III, L.P., Insight Capital Partners (Cayman) III, L.P. and Insight Capital Partners Co-Investors, L.P.
10.56(1)*  Executive employment agreement dated May 22, 2001 between the Company and Robert N. Goldman
10.57(1)*  Executive employment agreement dated May 22, 2001 between the Company and Satish Maripuri
10.58(1)*  Executive employment agreement dated May 22, 2001 between the Company and Lacey P. Brandt
10.59(1)*  Chief Executive Officer employment agreement dated May 22, 2001 between the Company and Joseph M. Bellini

------------------
*     Management contracts and compensatory arrangements.

Where a numbered note follows an exhibit number, we incorporate that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

         (1) Our registration statement on Form S-4, Securities and Exchange Commission File No. 333-63048.
         (2) Our registration statement on Form S-1, Securities and Exchange Commission File No. 333-05241.
         (3)      Our quarterly report on Form 10-Q for the period ended June
                  30, 2000.
         (4) Our quarterly report on Form 10-Q for the period ended March 31, 2001.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, eXcelon Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      EXCELON CORPORATION
                                      (Registrant)



August 14, 2001                       By: /s/ Robert N. Goldman
                                          ------------------------------------
                                          Robert N. Goldman
                                          Chairman and Chief Executive Officer



August 14, 2001                       By: /s/ Lacey P. Brandt
                                          ------------------------------------
                                          Lacey P. Brandt
                                          Chief Financial Officer