Form 10-K/A
period 2000-12-31
EXCELON CORP
filed 2001-08-15
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549
                                             FORM 10-K/A

                                           AMENDMENT NO. 2
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

Indicate by check mark if disclosure of delinquent  filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of the  Registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  X
                                   ---

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

      The Registrant had 29,575,376 shares of Common Stock outstanding as of February 28, 2001.

====================================================================================================

ITEM 7 OF PART II AND ITEMS 11 AND 12 OF PART III OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K, AS
PREVIOUSLY  AMENDED BY THE  REGISTRANT,  ARE  HEREBY  AMENDED BY  DELETING  THE TEXT  THEREOF IN ITS
ENTIRETY AND SUBSTITUTING THEREFOR THE FOLLOWING:

PART II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
We  develop,  sell and support  two major  product  lines:  our  business to business  (B2B) line of
eXtensible  Markup  Language   ("XML")-based  software  products  and  our  Object  Design  line  of object-oriented database management software products. Using our B2B products, companies are able to create  self-service  applications  running on the Internet or an intranet,  that can be targeted to customers, suppliers, channel partners and employees, and that enable companies to transact business more efficiently and effectively,  improve customer service and responsiveness and lower transaction costs.  Our Object Design products have been used  extensively for over 12 years by companies in the telecommunications and finance industries, and by independent software vendors, and for over 5 years in electronic business ("e-business")  applications with demanding requirements for high-performance and scalable data management  solutions.  Until 1999, we derived 100% of our revenue from our Object
Design line of database  management  software products.  However,  during the past two years our B2B software products line has grown rapidly.  During 2000, sales of B2B products and services accounted for over $20 million, or approximately 28%, of our total revenues, up from less than 5% in 1999.

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

                                                         2000           1999         1998
                                                       --------      --------      --------
Revenues:
  Software                                                61.3%         60.2%         70.6%
  Services                                                38.7          39.8          28.9
  Related party software and services                        -             -           0.5
                                                       --------      --------      --------
    Total revenues                                       100.0%        100.0%        100.0%
                                                       --------      --------      --------

Cost of revenues:
  Cost of software                                         4.2           3.9           2.6
  Cost of services                                        25.6          21.3          16.5
  Cost of related party software and services                -             -           0.3
                                                       --------      --------      --------
    Total cost of services                                29.8          25.2          19.4
                                                       --------      --------      --------
Gross profit                                              70.2          74.8          80.6
Operating expenses:
  Selling and marketing                                   59.3          59.9          50.7
  Research and development                                18.3          16.9          13.8
  General and administrative                              10.2          10.0           9.0
  Restructuring                                              -           1.5             -
                                                       --------      --------      --------
    Total operating expenses                              87.8          88.3          73.5
                                                       --------      --------      --------
Operating income (loss)                                  (17.6)        (13.5)          7.1
Other income, net                                          1.9           1.8           1.6
                                                       --------      --------      --------
Income (loss) before income taxes                        (15.7)        (11.7)          8.7
Provision for income taxes                                   -             -           1.0
                                                       --------      --------      --------
Net income (loss)                                        (15.7)        (11.7)          7.7
                                                       --------      --------      --------

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

COST OF SOFTWARE  REVENUES.  Cost of software revenues increased 22.7%, to $2.9 million in 2000 from
$2.4 million in 1999, and increased as a percentage of software  revenues to 6.8% from 6.5% for such years,  respectively.  The increase in absolute dollars and as a percentage of software  revenues is due to  additional  purchases  of  technology  in the  amount of $0.3  million  and an  increase  in write-offs of old technology from $0.5 million in 1999 to $0.7 million in 2000.

COST OF SERVICES REVENUES.  Cost of services revenues increased 39.7%, to $18.1 million in 2000 from
$12.9  million in 1999 and  increased as a percentage  of services  revenues to 66.3% from 53.5% for such years, respectively. The increase in dollar amount reflects the growth in staffing necessary to generate  and support  increased  worldwide  service  revenues and provide  customer  support to our growing  installed  base.  The increase in cost of services as a percentage  of service  revenues is primarily due to lower  utilization of consulting  personnel in 2000 as compared to 1999 as a result of expanding staff in the B2B division in anticipation of revenue growth in B2B products, as well as a direct write-off of purchased  technology no longer being utilized by our services  organizations.
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
$175,000 of cash and cash  equivalents  is restricted  and is being held in a certificate of deposit with  Silicon  Valley  Bank as  collateral  for a  security  deposit on leased  office  space in our
Burlington, MA location. While we believe that our cash and securities balances at December 31, 2000 are sufficient to meet our needs, we are presently negotiating with Silicon Valley Bank regarding an additional financing package of approximately $4.8 million.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange Commission may contain statements which are
not  historical  facts  but  which  are   "forward-looking   statements"  which  involve  risks  and
uncertainties. The words "expect", "anticipate", "intend", "plan", "believe," "seek", "estimate" and similar  statements  are  intended to  identify  such  forward-looking  statements.  In  particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" relating to our products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the  sufficiency  of capital to meet  working  capital  and  capital
expenditure  requirements,   may  be  forward-looking  statements.  Our  disclosures  in   Item  7A,
"Quantitative and  Qualitative  Disclosures  About  Market  Risk," also  constitute  forward-looking statements. This Report also contains other forward-looking statements, including without limitation statements regarding:  the market opportunity for our products, our competitors,  the development of our products, the capabilities of our product lines,  anticipated increases in revenues from our B2B products, the percentage of revenues from our international operations, outlook with regard to costs and expenses,  the adequacy of our existing facilities to meet our requirements over the next twelve months,  and adequate  liquidity to meet our capital and operating  requirements for the next twelve months. Such statements are not guarantees of future  performance,  but are based on assumptions and expectations  of our management at the time such  statements  are made,  and involve  certain risks, uncertainties  and assumptions  that could cause our future results to differ  materially from those expressed in any forward-looking  statements.  Important factors that could cause our actual results to differ from those  forward-looking  statements  include  those set forth  below.  We disclaim any intent or obligation to update publicly any  forward-looking  statements  whether in response to new information, future events or otherwise.

In January  2001, we  restructured  our business  operations.  As a result of the  restructuring  we reduced our workforce by approximately  11% and split our business  operations into three divisions:
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

The market for B2B e-commerce solutions is rapidly changing and intensely competitive. We expect the market for B2B  e-commerce  solutions  to  continue  to evolve at a rapid  pace.  For  example,  the difficulties  experienced  in recent months by many online  retailers and other  web-based  consumer businesses has resulted in reduced demand for our B2B products from such businesses. As a result, we have been required to re-orient  our B2B sales force and  marketing  efforts in response to focus on enterprise customers rather than web-based consumer  businesses.  We may not be able to successfully develop and target our B2B products and sales and marketing efforts to such changing market demands.
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

A key element of our strategy is to expand our operations in international  markets.  We derive, and expect to  continue  to derive,  a  significant  portion of our  revenues  from sales by our foreign subsidiaries  and to distributors  outside the United States.  We may have  difficulty  managing our international  operations  because of distance,  as well as language and  cultural  differences.  We cannot assure you that we will be able to successfully  market and deliver,  or maintain or increase demand for, our products and services in foreign markets.  Other risks related to our  international operations  include  fluctuations  in  currency  exchange  rates and the  conversion  to the euro by applicable  members of the European Union by year-end 2001;  difficulties  arising from staffing and managing foreign operations;  longer payment cycles and problems in collecting accounts  receivable;
reduced protection for intellectual property rights in certain countries; restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for foreign customers;  legal and regulatory requirements of different  countries,  such as differing  tax or labor laws;  and  potential  political and economic instability.

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

FINANCIAL INFORMATION BY GEOGRAPHIC AREAS

eXcelon does not generally track its revenues according to the geographic  location of its customer.
Instead,  eXcelon  tracks its  revenues  according  to the  geographic  location  of the office that
generates  such  revenues.  Based  on  the  foregoing  allocation,   the  following  table  provides
information,  summarized by geographic area, regarding our revenues and long-lived assets (excluding financial instruments and deferred tax assets) for 2000, 1999 and 1998, in thousands:

                                                 YEAR ENDED DECEMBER 31,

REVENUES:                                        2000       1999       1998
--------------------------------------------------------------------------------
   United States                               $ 36,991   $ 37,399   $ 37,939

   United Kingdom                                13,842     10,761     10,448
   Germany                                        3,071      2,810      4,404
   France                                         2,018      1,118      1,950
   Rest of Europe                                 2,200        428      1,041
--------------------------------------------------------------------------------
     Total Europe                                21,131   $ 15,117   $ 17,843
--------------------------------------------------------------------------------

   Japan                                         11,354      7,246      5,452
   Australia                                        871      1,048      1,124
--------------------------------------------------------------------------------
     Total Asia/Pacific                        $ 12,225    $ 8,294    $ 6,576
--------------------------------------------------------------------------------

   Total all foreign countries                 $ 33,356   $ 23,411   $ 24,419
--------------------------------------------------------------------------------

   Total revenues                              $ 70,347   $ 60,810   $ 62,358
--------------------------------------------------------------------------------

                                                 YEAR ENDED DECEMBER 31,
LONG-LIVED ASSETS:                               2000       1999       1998
--------------------------------------------------------------------------------
   United States                                $ 6,934    $ 7,194   $ 6,495

   United Kingdom                                   566        659       726
   Germany                                          120        126       156
   France                                             3          3        92
   Rest of Europe                                    71         34        33
--------------------------------------------------------------------------------
     Total Europe                               $   760      $ 822   $ 1,007
--------------------------------------------------------------------------------

   Japan                                          $ 747      $ 734       312
   Australia                                         43         45        39
--------------------------------------------------------------------------------
     Total Asia/Pacific                           $ 790      $ 779     $ 351
--------------------------------------------------------------------------------

  Total all foreign countries                   $ 1,550    $ 1,601   $ 1,358
--------------------------------------------------------------------------------

  Total long-lived assets                       $ 8,484     $8,795   $ 7,853
--------------------------------------------------------------------------------

PART III

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

                                                      SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                          Annual Compensation (1)         Compensation
                                          -----------------------            Awards
                                                                          ------------
                                                                           Securities
                                                                           Underlying     All Other
 Name and Principal Position               Year    Salary($)   Bonus($)    Options(#)   Compensation($)
----------------------------               ----    ---------   --------   -----------   ---------------
Robert N. Goldman ......................   2000    $250,000    $175,000     600,000                --
    Chairman of the Board of Directors,    1999     210,000    $200,000     550,000                --
    and Chief  Executive Officer           1998     210,000          --     300,000                --

Satish Maripuri ........................   2000     263,454      14,000     500,000                --
    President and Chief Operating          1999     197,088      55,000     310,000                --
    Officer(2)                             1998          --          --          --                --

Brian W. Otis ..........................   2000     195,000      63,000          --                --
    Senior Vice President, Operations(3)   1999     171,200      40,385     400,000                --
                                           1998     174,004          --     120,000                --

Dan O'Connor............................   2000     180,000      56,000          --                --
    Senior  Vice President,                1999      97,404      47,500     280,000           $10,580
    Business Development (4)               1998          --          --          --                --

Ross A. Hinchcliffe ....................   2000     310,597       9,000          --                --
    Vice President, Worldwide Sales(5)     1999     279,382      20,544     450,000                --
                                           1998          --          --          --                --

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

                                        OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
-------------------------------------------------------------------------------------------------------
                                                                                   Potential Realizable
                                      Percent of                                    Value at Assumed
                        Number of   Total Options                                    Annual Rate of
                        Securities    Granted to                                      Stock Price
                        Underlying    Employees    Exercise                           Appreciation
                         Options      In Fiscal     Price       Expiration           For Option Term (3)
          Name         Granted (#)     Year (1)   ($/sh) (2)       Date            5% ($)      10% ($)
          ----         ------------    --------   ----------       ----            ------      -------
Robert N. Goldman ....  300,000 (4)     6.84%       $ 13.13   January 10, 2010  $ 2,477,216  $ 6,277,752
                        300,000 (4)     6.84%          4.44   December 1, 2010      837,688    2,122,865
Satish Maripuri.......  500,000 (4)    11.41%          4.44   December 1, 2010    1,396,146    3,538,108
Ross A. Hinchcliffe...         --          --           --            --                --           --
Brian W. Otis.........         --          --           --            --                --           --
Dan O'Connor..........         --          --           --            --                --           --

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

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities          Value of Unexercised
                          Shares                       Underlying Unexercisable            In-the- Money
                         Acquired                            Options At                  Options At Fiscal
                            On           Value            Fiscal Year-End                 Year-End ($)(2)
             Name        Exercise(#)  Realized($)(1) Exercisable(#) Unexercisable(#) Exercisable($) Unexercisable($)
             ----        -----------  -------------- -------------- ---------------- -------------- ----------------
Robert N. Goldman ......      --            --       653,126         796,874              --                 --
Ross A. Hinchcliffe.....      --            --       446,875          53,125              --                 --
Satish Maripuri.........  25,600     $ 511,000       333,557         528,293              --                 --
Brian Otis..............      --            --       553,147         114,686        $ 32,633                 --
Dan O'Connor............  20,000       405,036       135,000         125,000              --                 --

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

    In November 1998, the 1995 Employment Agreement for Mr. Goldman was amended.  The agreement,  as amended,  provides  for his salary for  twelve  months and 100% of his target  bonus for the year in which such  termination  occurs to be paid by the Company in the event of termination for any reason other than "cause" as defined in the agreement.  In the event of a "change in control" as defined in the agreement,  the Company will pay Mr. Goldman twenty-four months of salary and 100% of his target bonus for the year in which  such  termination  occurs  multiplied  by two(2),  and any  outstanding options held by Mr. Goldman will become fully vested.

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
Pursuant to  agreements  entered into in  connection  with their  respective  resignations  from the
Company,  Mr. O'Connor was provided with $115,269 of severance  compensation payable in installments over a period of seven and one half  months;  Mr.  Otis was  provided  with  $236,250  of  severance compensation ($90,000 paid on March 30, 2001 and $146,250 payable  in twenty-four equal installments beginning April 1, 2001); and Mr.  Hinchcliffe was provided with $233,333 of severance  compensation payable in installments over a period of twelve months.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain  information with respect to the beneficial  ownership of the Company's  Common Stock as of March 31, 2001 by (i) each person or group known to the Company to be the beneficial  owner of more than five percent of the outstanding  Common Stock as of that date;
(ii) each of the Company's  Directors as of that date;  (iii) the named executive  officers and (iv)
all Directors and executive  officers of the Company as of that date as a group.  The information as to each person has been furnished by such person.

                                                                    SHARES BENEFICIALLY OWNED (1)(2)
              NAME AND ADDRESS OF BENEFICIAL OWNER                     NUMBER            PERCENT
              -------------------------------------                    ------            -------
Robert N. Goldman                                                        1,903,126        6.3%
eXcelon Corporation
25 Mall Road
Burlington, MA 01803

Palo Alto Investors                                                      1,700,000        5.7%
470 University Ave
Palo Alto, CA  94301

Brian Otis(3)                                                              586,476        1.9%
Ross A. Hinchcliffe                                                        455,759        1.5%
Satish Maripuri                                                            346,100        1.2%
Gerald B. Bay                                                              262,727          *
Dan O'Connor(3)                                                            135,000          *
Kevin J. Burns                                                              34,333          *
Robert M. Agate                                                             17,933          *
All Directors and executive officers as a group(8 persons)(3)            3,316,383       10.5%
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

(2) The amounts listed include the following shares of Common Stock that may be acquired on or prior to May 30, 2001 through the exercise of options:  Mr.  Goldman,  803,126  shares;  Mr.  Hinchcliffe,
454,375 shares;  Mr. Maripuri,  341,850 shares;  Mr. Otis,  583,771 shares;  Mr.  O'Connor,  135,000 shares;  Mr. Agate,  15,833 shares;  Mr. Burns,  34,333  shares;  Mr. Bay,  34,333  shares;  and all
Directors and executive officers as a group, 1,960,725 shares.

(3) Mr.  Otis's  shares and Mr.  O'Connor's  shares are excluded  from the number of shares shown as owned by all directors and executive officers as a group due to the fact that Mr. Otis resigned from the Company on March 30, 2001 and Mr. O'Connor resigned from the Company on January 22, 2001.

                                              SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                EXCELON CORPORATION

Date:  August  15, 2001                                         /s/ Robert N. Goldman
                                                                ------------------------------------
                                                                Robert N. Goldman
                                                                Chairman and Chief Executive Officer

