Form 10-Q
period 2001-09-30
EXCELON CORP
filed 2001-11-14
CIK 1014955

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
                                   SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended September 30, 2001

                                   Commission File Number 0-21041

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

The  number of shares  outstanding  of the  registrant's  common  stock as of October  31,  2001 was
56,819,016.

====================================================================================================

EXCELON CORPORATION

                                         INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000               3

         Consolidated Statements of Operations for the three and nine months
         ended September 30, 2001 and September 30, 2000                                          4

         Consolidated Statements of Cash Flows for the nine months
         ended  September 30, 2001 and September 30, 2000                                         5

         Notes to Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      13

Item 6.   Exhibits and Reports on Form 8-K                                                       13

Signatures                                                                                       15

ITEM 1.  FINANCIAL STATEMENTS

eXcelon Corporation
Consolidated Balance Sheets
(in thousands, except share data)

                                                                      September 30,     December 31,
                                                                          2001                2000
                                                                      -------------     ------------
Assets                                                                 (unaudited)

Current assets:
     Cash and cash equivalents (includes restricted cash of 3.5
        million and 0.2 million respectively)                             $36,350          $ 7,048
     Short-term investments                                                 1,532            9,012
     Accounts receivable, net                                              12,136           13,767
     Prepaid expenses and other current assets                              3,736            1,826
                                                                          -------          -------
Total current assets                                                       53,754           31,653

Property and equipment, net                                                 7,409            6,233
Marketable securities                                                         494              610
Purchased software, net                                                       605            1,118
Intangible assets                                                          34,783                -
Other assets                                                                2,456            1,132
                                                                          -------          -------
Total assets                                                            $  99,501          $40,746
                                                                        =========          =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                    $ 10,266           $4,418
     Accrued expenses                                                       7,692            3,006
     Accrued compensation                                                   3,203            3,511
     Deferred revenue                                                       9,741            8,511
     Other current liabilities                                                177                -
                                                                          -------          -------
Total current liabilities                                                  31,079           19,446

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                  -                -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     56,798,000 and 29,551,000 shares issued and outstanding,
     respectively                                                              57               30
  Additional paid-in capital                                              139,023           70,929
  Unearned compensation                                                         -          (1,127)
  Accumulated deficit                                                    (68,565)         (46,065)
  Accumulated other comprehensive loss                                    (2,093)          (1,894)
  Advances to stockholders                                                      -            (573)
                                                                          -------          -------
Total stockholders' equity                                                 68,422           21,300
                                                                          -------          -------
Total liabilities and stockholders' equity                              $  99,501         $ 40,746
                                                                        =========         ========

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

                                                Three Months                          Nine Months
                                                   Ended                                  Ended
                                                 September 30,                        September 30,
                                           2001           2000                  2001           2000
                                           ----           ----                  ----           ----

Revenues:
   Software                              $4,972        $12,307              $ 17,785        $34,259
   Services                               5,966          6,502                17,584         20,623
                                        -------        -------               -------        -------
      Total revenues                     10,938         18,809                35,369         54,882

Cost of revenues:
   Cost of software                         286            587                   917          1,802
   Cost of services                       3,444          4,996                10,553         13,408
                                        -------        -------               -------        -------
      Total cost of revenues              3,730          5,583                11,470         15,210

Gross profit                              7,208         13,226                23,899         39,672
                                        -------        -------               -------        -------

Operating expenses:
   Selling and marketing                  7,296         10,591                26,791         29,859
   Research and development               2,957          3,216                10,024          9,530
   General and administrative             3,868          1,684                 7,659          5,026
   Restructuring costs                    1,696              -                 2,442              -
                                        -------        -------               -------        -------
      Total operating expenses           15,817         15,491                46,916         44,415

Operating loss                          (8,609)        (2,265)              (23,017)        (4,743)

Other income, net                            47            416                   532          1,115
                                        -------        -------               -------        -------

Loss before income taxes                (8,562)        (1,849)              (22,485)        (3,628)

Provision for income taxes                   15           -                       15              -
                                       --------       --------             ---------      ---------
Net loss                               $(8,577)       $(1,849)             $(22,500)      $ (3,628)
                                       ========       ========             =========      =========

Loss per share:
Basic                                  $ (0.26)        $(0.06)              $ (0.73)       $ (0.12)
Diluted                                $ (0.26)        $(0.06)              $ (0.73)       $ (0.12)

Weighted average shares outstanding:
Basic                                    32,904         29,423                30,714         29,291
Diluted                                  32,904         29,423                30,714         29,291

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                2001          2000
                                                                                ----          ----
Cash flows from operating activities:
  Net loss                                                                  $(22,500)        $(3,628)
  Adjustments to reconcile net loss to net
     cash used for operating activities:
        Depreciation and amortization                                          2,887           2,856
        Amortization of deferred compensation                                  1,219             432
        Bad debt expense                                                         699             207
        Other                                                                    (5)              36
        Facility closing costs                                                    58               -
        Loss on forgiveness of loan                                              785               -
  Changes in operating assets and liabilities net of the effects of the acquired business:
        Accounts receivable                                                    5,589           (956)
        Prepaid expenses and other current assets                              (195)         (1,759)
        Other assets                                                             378            (66)
        Accounts payable and accrued expenses                                  2,548           1,378
        Deferred revenue and customer deposits                               (1,406)             749
                                                                            --------        --------
Net cash used for operating activities                                       (9,943)           (751)
                                                                            --------        --------

Cash flows from investing activities:
     Capital expenditures                                                      (534)         (2,572)
     Purchased software                                                            -           (370)
     Acquisition of business, net of cash acquired                            32,020               -
     Purchases of marketable securities                                      (1,399)        (20,392)
     Proceeds from maturities and sales of marketable securities               9,201          19,878
                                                                            --------        --------
Net cash provided by (used for) investing activities                          39,288         (3,456)
                                                                            --------        --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                     143           1,874

     Repayments of capital lease obligations                                     (5)            (17)
                                                                            --------        --------
Net cash provided by financing activities                                        138           1,857
                                                                            --------        --------

Effect of exchange rate changes on cash                                        (181)             540
                                                                            --------        --------

Net change in cash and cash equivalents                                       29,302         (1,810)

Cash and cash equivalents, beginning of period                                 7,048          13,847
                                                                            --------        --------
Cash and cash equivalents, end of period                                    $ 36,350        $ 12,037
                                                                            ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The consolidated  financial  statements  include the accounts of eXcelon  Corporation and its wholly owned subsidiaries.  The financial statements at and for the period ended September 30, 2001 reflect the  completion  on September  19, 2001 of our  acquisition  of C-bridge  Internet  Solutions,  Inc.
("C-bridge"),  and include the assets and  liabilities  of  C-bridge at  September  30, 2001 and the results of its  operations  from  September  19, 2001 through  September 30, 2001.  All  significant intercompany  transactions  and balances have been  eliminated.  In the opinion of  management,  the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring  nature,  necessary for a fair  presentation of our financial  position, results of operations,  and cash flows at the dates and for the periods indicated.  While we believe that the disclosures presented are adequate to make the information not misleading,  these financial statements  should be read in conjunction  with the  consolidated  financial  statements and related notes  included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2000.
Certain information and footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted pursuant to
Securities and Exchange Commission rules and regulations.  Certain  reclassifications have been made for consistent presentation.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares  outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock  options.  The following is a  calculation  of earnings per share ("EPS") for the three and nine  months  ended  September  30,  2001 and 2000,  respectively  (in  thousands,  except per share amounts):

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPT. 30,                        SEPT.  30,
                                           2001            2000             2001            2000
                                           ----            ----             ----            ----

Net loss                                  $(8,577)        $(1,849)        $(22,500)        $(3,628)
                                          ========        ========        =========        ========

Weighted average shares outstanding:        32,904          29,423           30,714          29,291
Stock options (dilutive)                         -               -                -               -
                                          --------        --------         --------         --------
Diluted shares                              32,904          29,423           30,714          29,291
                                          ========        ========         ========          ======

Basic EPS                                 $ (0.26)         $(0.06)         $ (0.73)         $(0.12)
Diluted EPS                               $ (0.26)         $(0.06)         $ (0.73)         $(0.12)

Options to purchase  23,087,734 and 7,446,140  shares of common stock were outstanding for the three months ended  September 30, 2001 and 2000,  respectively,  but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented.

Options to purchase  23,137,755 and 7,146,624  shares of common stock were  outstanding for the nine months ended  September 30, 2001 and 2000,  respectively,  but were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented.

C.   COMPREHENSIVE LOSS

The table below sets forth  comprehensive  loss for the three months and nine months ended September
30, 2001 and 2000 (in thousands):

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                     2001         2000           2001         2000
                                                     ----         ----           ----         ----

Net loss                                           $(8,577)     $(1,849)      $(22,500)     $(3,628)
                                                   ========     ========      =========     ========
Accumulated other comprehensive income (loss),
  net of tax:
    Foreign currency translation adjustments           (50)            -          (230)        (250)
    Net unrealized gain on marketable securities          -           29             31           35
                                                   --------     --------     ----------     --------
Total other comprehensive income (loss)                (50)           29          (199)        (215)
                                                   --------     --------     ----------     --------
Comprehensive loss                                 $(8,627)     $(1,820)     $ (22,699)     $(3,843)
                                                   ========     ========     ==========     ========

D. SEGMENT INFORMATION:

We operate within a single industry segment - computer  software and related  services.  We have two major product categories within that one segment: (1) our B2B product line of XML-based software and
(2) our Object Design product line of database management software.

On  January  8, 2001,  the chief  operating  decision-making  group  elected to divide our  business operations into two separate operating units: the B2B division (which includes the operations of the former C-bridge) and the Object Design division.  Effective  January 1, 2001,  results of operations are being presented as two separate business units.  Common corporate expenses are allocated between the two business  units mainly based on headcounts of the two business  units.  The prior period has been restated to reflect the results of the two operating units.

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                     2001        2000          2001        2000
                                                     ----        ----          ----        ----

    REVENUES
      B2B product line                              $2,925       $6,375      $10,088      $15,400

      Object Design product line                     8,013       12,434       25,281       39,482
                                                    ------       ------       ------       ------

        Total revenues                              10,938       18,809       35,369       54,882
                                                    ======       ======       ======       ======

    OPERATING INCOME (LOSS)

      B2B product line                             (8,149)      (3,930)     (22,299)      (9,571)
      Object Design product line                    (460)         1,665        (718)        4,828
                                                    ------        -----        -----        -----

     Total operating loss                          (8,609)      (2,265)     (23,017)      (4,743)
                                                   =======      =======     ========      =======

E. RESTRUCTURING COSTS:

During the quarter  ended  September 30, 2001,  we recorded a  restructuring  charge of $1.7 million related to workforce reductions and facility  consolidation.  During the nine months ended September
30, 2001, we recorded a  restructuring  charge of $2.4 million  related to workforce  reductions and facility consolidation.

The following table summarizes the restructuring charges (in thousands):

                                                 Three Months Ended          Nine Months Ended
                                                 September 30, 2001          September 30, 2001
                                                 ------------------          ------------------

Charges to operations:
   Employee severance and termination                    $1,236                     $ 1,982
   Asset write-offs                                          58                          58
   Facility consolidation                                   402                         402
                                                          -----                       -----
         Total charges to operations                      1,696                       2,442

Costs incurred:
   Employee severance and termination                       717                       1,463
   Asset write-offs                                          58                          58
                                                       --------                    --------
          Total costs incurred                              775                       1,521

Ending balance:                                             921                         921

Cash expenditures:
   Employee severance and termination                       717                       1,463
                                                       --------                    --------
          Total cash expenditures
                                                          $ 717                    $  1,463

Number of employees severances                               80                         125

As of September 30, 2001, $921,000 of the above restructuring cost remains to be paid.

F. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business  Combinations" and SFAS No. 142, "Goodwill and
Other  Intangible  Assets."  SFAS No. 141 requires that all business  combinations  be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from  goodwill.  SFAS No. 142 requires  that ratable  amortization  of goodwill be replaced with periodic tests of the goodwill's  impairment  and that  intangible  assets other than goodwill be amortized over their useful lives.  SFAS No. 141 and 142 is effective for all business combinations  initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

In October  2001,  the FASB issued  SFAS No.  144,  "Accounting  for the  Impairment  or Disposal of
Long-Lived  Assets." SFAS 144  supercedes  FASB  Statement No. 121 (SFAS 121),  "Accounting  for the
Impaired of Long-Lived  Assets and for Long Lived Assets to Be Disposed of." SFAS 144 applies to all long-lived assets (including discontinued  operations) and consequently amends Accounting Principles
Board Opinion No. 30 (APB 30),  "Reporting Results of Operations - Reporting the Effects of Disposal
of a Segment of a Business." SFAS 144 is effective for financial  statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required,  on January
1,  2002.  Management  is  currently  determining  what  effect,  if any,  SFAS 144 will have on its financial position and results of operations.

G. ACQUISITION:

On September 19, 2001, eXcelon acquired all of the outstanding common stock of C-bridge,  by merging a wholly owned subsidiary of eXcelon into C-bridge.  The results of C-bridge's  operations have been included in the consolidated financial statements since the acquisition date.

The purchase price of $71,810,939 is summarized as follows:

Common stock (a)                     $64,318,800
Common stock options (b)               3,659,006
Transaction fees (c)                   3,833,133
                                     -----------
Total purchase price                 $71,810,939

(a)  Reflects  the issuance by eXcelon of  27,138,734  shares of common stock in exchange for all of the outstanding capital stock of C-Bridge.  This amount represents 27,138,734 shares multiplied by the average  closing stock price at the time of the  announcement  of eXcelon stock of $2.37 per share.
(b)  Reflects the assumption by eXcelon of all outstanding options to purchase C-bridge common stock using the number of C-bridge  stock  options  outstanding  on the closing date and the exchange ratio of 1.2517.  eXcelon assumed options to purchase  15,910,045  shares of eXcelon stock. The fair value of these  options was  determined  using the  Black-Scholes  model and the following assumptions:  an expected  option life of four years,  volatility  of 120%, a riskless  rate of return of 4.69%, and zero expected dividend yield.
(c)  Transaction fees consist primarily of investment banking, legal, accounting and printing fees.

The  acquisition  was accounted for as a purchase  business  combination in accordance with SFAS No.
141. Under this  accounting  treatment,  the purchase price is allocated to the assets  acquired and liabilities  assumed based on the estimated  fair values on the date of  acquisition.  The following table summarizes the allocation of the purchase price (in thousands):

                  Current assets acquired                         $42,270
                  Property, plant and equipment                     3,091
                  Goodwill and other intangibles                   34,783
                  Other assets                                      3,333
                                                                   ------
                     Total assets acquired                         83,477
                  Current liabilities                              (9,416)
                  Exit costs of C-bridge                           (2,250)
                                                                  --------
                  Total liabilities assumed                       (11,666)
                                                                  --------
                  Net assets acquired                             $71,811
                                                                  ========

Exit costs of C-bridge  include  approximately  $1.6 million of severance  costs for former C-bridge employees  that were laid off as a result of the merger and  approximately  $0.7 million in expected costs associated with office closures of former C-bridge  locations.  It is possible that within the next twelve months we may need to update the estimates of these exit costs.

Based upon our preliminary  estimates,  $1.3 million of the purchased goodwill has been allocated to identifiable intangible assets and will be amortized over a period of five years. In accordance with
SFAS No. 142 the remaining $33.5 million of purchased goodwill will not be amortized.  Instead,  the value of the asset will be written down if it is determined  that the life and value of the asset is impaired.

The results of operations  of C-bridge  have been  included in our results of  operations  since the
September  19, 2001  acquisition  date.  The following  summary,  prepared on an unaudited pro forma basis,  presents the condensed  consolidated results of operations for the nine-month periods ending
September 30, 2001 and September 30, 2000, respectively,  assuming C-bridge had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                           Nine Months Ended
                                                September 30, 2001  September 30, 2000
                                               ------------------   ------------------

Revenue                                             $ 69,287             $ 111,689
Net loss                                             (55,402)               (5,762)
Basic and diluted net loss per share                   (0.98)                (0.11)

The pro forma results are not necessarily  indicative of what would have occurred if the acquisition had been in effect for the periods presented.  In addition, they are not intended to be a projection of future results and do not reflect any potential synergies from the combined operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange  Commission may contain statements that are
not  historical   facts  but  which  are   "forward-looking   statements"  that  involve  risks  and
uncertainties. The words "expect", "anticipate", "intend", "plan", "believe," "seek", "estimate" and similar  expressions  are  intended to identify  such  forward-looking  statements.  In  particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" below relating to our products,  competition,  future  development,  revenue and expense levels and  profitability,  as well as the  sufficiency  of capital  and cash flows to meet  working capital and capital expenditure requirements,  may be forward-looking  statements.  This report also contains  other  forward-looking  statements,  which reflect the current  views of  management  with respect  to  future  events  that will have an effect  on our  future  financial  performance.  Such statements  are not  guarantees  of future  performance,  and are subject to  substantial  risks and uncertainties and involve  assumptions that could cause our future results to differ materially from those expressed in any  forward-looking  statements.  We disclaim any intent or obligation to update publicly any  forward-looking  statements  whether in response to new information,  future events or otherwise.  Important factors that could cause our actual results to differ from the forward-looking statements included herein include, without limitation,  the risk that the businesses of eXcelon and
C-bridge will not be integrated  successfully;  costs related to the merger of eXcelon and C-bridge;
the possibility that the recent restructurings in 2001 (see note E above), as well as any additional restructuring initiatives,  may not produce improvements in our operating results; the risk that our common stock may not continue to trade on the Nasdaq  National  Market;  market demand for XML-based products;  the risk that our revenues will not grow rapidly enough to offset increased  expenditures that we are incurring to develop and market our new XML-based products;  the fact that a significant portion of the combined  company's revenues to date have been derived from sales of eXcelon's Object
Design data management products,  the market for which is stable or declining;  the profitability of our Internet professional  services contracts;  our ability to retain existing Internet professional services  clients and attract new clients;  the possibility  that we may be unable to keep pace with the rapid technological change and intense competition that characterize our markets; the occurrence of any failure of the Internet; the continued improvement of security on the Internet; the impact of legal claims; the adequacy of liquidity to meet our capital and operating  requirements for the next twelve  months;  and general  economic and industry  conditions.  Information  about those and other
important   factors  that  could  cause  our  actual  results  to  differ   materially   from  these
forward-looking  statements,  and about the assumptions upon which these forward-looking  statements are based, is contained in "Risk Factors" contained in our Registration  Statement on Form S-4 filed with the Securities  Exchange  Commission on August 17, 2001, is also contained in "Certain  Factors
That May Affect  Future  Results"  included in  "Management's  Discussion  and Analysis of Financial
Condition  and Results of  Operations"  contained in our Annual Report on Form 10-K (as amended) for the year ended  December 31, 2000 filed with the  Securities  and Exchange  Commission,  and is also contained in "Risk Factors" included in "Management's Discussion and Analysis of Financial Condition
and Results of Operations"  contained in C-Bridge's  Annual Report on Form 10-K (as amended) for the year ended December 31, 2000, filed with the Securities and Exchange  Commission,  each of which you can access at http://www.sec.gov., and which sections are incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows our consolidated  financial data as a percentage of our total revenues for the three and nine months ended September 30, 2001 and 2000:

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                        2001        2000        2001        2000
                                        ----        ----        ----        ----
Revenues:
   Software                               46%         65%         50%         62%
   Services                               54          35          50          38
                                       -----       -----       -----       -----
Total revenues                           100         100         100         100

Cost of revenues:
  Software                                 3           3           2           3
  Services                                31          27          30          25
                                       -----       -----       -----       -----
Total cost of revenues                    34          30          32          28

Gross profit                              66          70          68          72

Operating expenses:
  Selling and marketing                   67          56          76          55
  Research and development                27          17          28          17
  General and administrative              35           9          22           9
  Restructuring                           16           -           7           -
                                       -----       -----       -----       -----
Total operating expenses                 145          82         133          81

Operating loss                           (79)        (12)        (65)         (9)

Other income, net                          1           2           2           2
                                       -----       -----       -----       -----

Loss before income taxes                 (78)        (10)        (63)         (7)
Provision for income taxes                 0           0           0           0
                                       -----       -----       -----       -----
Net loss                                 (78)%       (10)%       (63)%       (7)%
                                       =======     =======     =======     ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

On September 19, 2001 eXcelon  completed its acquisition of C-bridge  Internet  Solutions,  Inc. The acquisition  was  accounted  for as a purchase.  Under  purchase  accounting  rules we are combining operating  results for the two companies  only for the  post-merger  period.  The impact on both the three month  period and the nine month period  ending  September  30, 2001 of  including  C-bridge's operating results for these 10 days was an increase in B2B consulting revenue of $0.6 million and an increase in expenses of $1.4 million.  In the fourth  quarter of 2001 and in  subsequent  periods we will  incorporate  the operating  results of the C-bridge  business for the entire period,  which we expect will  result in  increases  in  our B2B  consulting  revenue  and  increases  in our costs of services and, to a lesser extent, increases in our operating expenses.

TOTAL  REVENUES.  Our total  revenues  decreased  41.8% to $10.9  million for the three months ended
September  30,  2001 from $18.8  million  for the same  period in 2000.  For the nine  months  ended
September 30, 2001, total revenues  decreased 35.6% to $35.4 million from $54.9 million for the nine months ended  September  30,  2000.  Revenues  from our B2B product line  decreased by 54.1% to $2.9 million for the three months ended September 30, 2001 from $6.4 million for the same period in 2000.
For the nine months ended September 30, 2001,  revenues from our B2B product line decreased by 34.5%
to $10.1 million compared to $15.4 million for the same period in 2000. These decreases in total B2B revenues from the prior periods are the result of lower software  license  sales.  Revenues from our
Object Design product line decreased 35.6%, to $8.0 million for the three months ended September 30,
2001 from $12.4 million for the same period in 2000.  For the nine months ended  September 30, 2001, revenues from our Object Design product line  decreased by 36.0% to $25.3 million  compared to $39.5 million for the same period in 2000.  These  decreases from the prior periods in total Object Design revenues are the result of decreased  volume in our software  license  sales and reduced  consulting engagements.

SOFTWARE  REVENUES.  Software  revenues  decreased  59.6% to $5.0 million for the three months ended
September  30,  2001 from $12.3  million  for the same  period in 2000.  For the nine  months  ended
September 30, 2001,  software  revenues  decreased 48.1% to $17.8 million from $34.3 million for the nine months ended  September  30, 2000.  Software  revenues  from our B2B product line  decreased by
85.2%,  to $0.6 million for the three months ended September 30, 2001 from $4.2 million for the same period in 2000.  For the nine months ended  September 30, 2001, B2B software  revenues  decreased by
62.2% to $3.9 million  compared to $10.3 million for the same period in 2000. These decreases in B2B software license revenues are the result of the uneven sales results  associated with our efforts to introduce a new technology in the market paired with uncertain economic  conditions that have led to a reduction in software  purchases in 2001 from internet related  businesses and a general slow down in information technology spending.  Software revenues from our Object Design product line decreased by 46.3% to $4.3  million for the three months  ended  September  30, 2001 from $8.1 million for the same period for 2000. For the nine months ended September 30, 2001,  Object Design software revenues decreased  by 42.1% to $13.9  million  compared to $24.0  million  for the same period in 2000.  The decreases in software revenues for the Object Design division can be attributed to slowed technology purchases,  as well as generally smaller  purchases per sales  engagement,  as a result of uncertain economic conditions that have particularly affected the  telecommunications  industry,  historically one of the principal markets for our Object Design software.

SERVICES  REVENUES.  Services  revenues  decreased  8.2% to $6.0  million for the three months ended
September  30,  2001 from  $6.5  million  for the same  period in 2000.  For the nine  months  ended
September 30, 2001,  services  revenues  decreased 14.7% to $17.6 million from $20.6 million for the nine months ended September 30, 2000.  Services revenues from our B2B product line increased 6.2% to
$2.3  million for the three months ended  September  30, 2001  compared to $2.2 million for the same period in 2000.  For the nine months ended  September 30, 2001, B2B services  revenues  increased by
20.8% to $6.2 million  compared to $5.1 million for the same period in 2000.  This  increase for the three months ended  September  30, 2001 is due primarily to higher  maintenance  revenues in the B2B division,  reflecting  growth in our  installed  base as well as the  inclusion  of the  results  of
C-bridge for the post merger period which added $600,000 in consulting  revenue.  Services  revenues from our Object  Design  product line  decreased by 15.5% to $3.7 million for the three months ended
September  30,  2001 from  $4.3  million  for the same  period in 2000.  For the nine  months  ended
September 30, 2001, Object Design services revenues  decreased by 26.5% to $11.4 million compared to
$15.5 million for the same period in 2000.  This decrease  results from a decline in our  consulting services, due primarily to a slowdown in customer deployments and a decline in maintenance revenues, which was a result of fewer new customers and a slightly smaller installed base.

REVENUES FROM INTERNATIONAL OPERATIONS.  Revenues from operations of our international  subsidiaries as a percentage of our total  revenues  decreased to 40.9% for the three months ended  September 30,
2001 compared with 61.0% for the three months ended September 30, 2000.  Revenues from international operations as a percentage of total  revenues for the nine months ended  September 30, 2001 and 2000 were 52.4% and 50.5%,  respectively.  Revenue from international operations is expected to fluctuate as a percentage of revenue in future quarters.

COST OF SOFTWARE.  Cost of software decreased 51.3% to $286,000 for the three months ended September
30, 2001 from $587,000 for the three months ended  September 30, 2000, but increased as a percentage of software  revenues to 5.8% from 4.8% for the three months ended  September 30, 2001 and September
30, 2000,  respectively.  The dollar  decrease is a result of lower  software sales and, to a lesser extent,  lower amortization costs on software purchased from third-party  vendors,  primarily in the
B2B product line. The increase in costs as a percentage of revenue for the three month period can be attributed to royalties paid to third-party  vendors that do not decrease  proportionately  based on the number of product units sold.  For the nine months ended  September  30, 2001,  cost of software decreased  49.1% to $917,000  from $1.8 million for the nine months ended  September  30, 2000,  and decreased  slightly as a percentage of software revenues to 5.2% from 5.3% for the nine months ended
September 30, 2001 and September 30, 2000, respectively. The decrease in dollars for both periods is a result of lower  software  sales  and to a lesser  extent  lower  amortization  costs on  software purchased from  third-party  vendors,  primarily in the B2B product line. In the year 2000, we wrote off  approximately  $800,000 of purchased  technology due to our decision to discontinue  the use of this technology.

COST OF  SERVICES.  Cost of services  decreased  31.5% to $3.4  million for the three  months  ended
September 30, 2001 from $5.0 million for the three months ended  September 30, 2000 and decreased as a percentage of services  revenues to 57.8% from 76.8% for the three months ended September 30, 2001 and September 30, 2000, respectively. For the nine months ended September 30, 2001, cost of services decreased 21.3% to $10.6 million from $13.4 million for the nine months ended September 30, 2000 and decreased  as a  percentage  of  services  revenues  to 60.0% from 65.0% for the nine  months  ended
September  30,  2001 and  September  30,  2000,  respectively.  The  decrease in cost of services is attributable  to the reduction in the number of our consulting  personnel and related  expenses as a result of our  restructurings  in the nine months ended  September 30, 2001.  The decrease in dollar amount was partially offset by the inclusion of costs attributable to C-bridge consulting  personnel for the post- merger  period.  The decrease in cost of services as a percentage of service  revenues reflects higher utilization of our remaining consulting personnel.

SELLING AND MARKETING.  Selling and marketing expenses decreased 31.1% to $7.3 million for the three months ended September 30, 2001 from $10.6 million for the three months ended September 30, 2000 and increased as a percentage  of revenues to 66.7% from 56.3% for the three months ended  September 30,
2001 and September 30, 2000, respectively. The decrease in dollar amount is mainly attributable to a decline in head count as a result of our  restructuring  actions in July and September 2001, as well as lower  commission  expense  related to lower revenues and lower marketing  programs.  Selling and marketing  expenses  decreased  10.3% to $26.8 million for the nine months ended  September 30, 2001 from $29.9 million for the nine months ended September 30, 2000 and increased to 75.7% from 54.4% of total  revenues for the nine months ended  September 30, 2001 and September 30, 2000,  respectively.
The  decrease  in dollar  amount  was  primarily  due to a  reduction  in head  count as part of our restructuring  actions in July and  September  of 2001,  partially  offset by a non-cash  charge for amortization of unearned  compensation  relating to the  acceleration of vesting of certain employee stock options in the amount of approximately $705,000 taken in the quarter ended March 31, 2001.

RESEARCH AND DEVELOPMENT.  Research and development  expenses decreased 8.1% to $3.0 million for the three months ended  September  30, 2001 from $3.2 million for the three months ended  September  30,
2000 and  increased  as a  percentage  of  revenues to 27.0% from 17.1% for the three  months  ended
September 30, 2001 and September 30, 2000, respectively. The decrease in dollar amount for the third quarter  reflects the  reduction  in head count  relating to our  restructuring  actions in July and
September of 2001.  Research and development  expenses  increased 5.2% to $10.0 million for the nine months ended  September 30, 2001 from $9.5 million for the nine months ended  September 30, 2000 and increased to 28.3% from 17.4% of total  revenues for the nine months  ended  September  30, 2001 and
September 30, 2000, respectively.  The increase in dollar amount for the nine months ended September
30, 2001 was due to a non-cash  charge for  amortization  of unearned  compensation  relating to the acceleration of vesting of certain  employee stock options in the amount of  approximately  $422,000 that was  recorded in the quarter  ended March 31, 2001.  The  increase in costs as a percentage  of revenues was due mainly to the decline in revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 129.7% to $3.9 million for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30,
2000 and  increased  as a  percentage  of  revenues  to 35.4% from 9.0% for the three  months  ended
September  30, 2001 and  September  30, 2000,  respectively.  The increase in dollar amount and as a percent of revenue in the three-month period was the result of merger-related  expenses in the third quarter of $1.3 million as well as increases in legal and accounting  accruals related to the merger with C-bridge.  General and  administrative  expenses  increased  52.4% to $7.7 million for the nine months ended  September 30, 2001 from $5.0 million for the nine months ended  September 30, 2000 and increased  to 21.7% from 9.2% of total  revenues for the nine months  ended  September  30, 2001 and
September  30,  2000,  respectively.  This  increase in the  nine-month  period in dollar  amount is primarily  due to increased  compensation  costs  associated  with a  reorganization  of our various general and  administrative  groups as well as the  merger-related  expenses  referenced  above. The increase in costs as a percentage of revenues was due mainly to the decline in revenue.

RESTRUCTURING  COSTS. In January 2001, we reduced our workforce by 45 employees.  As a result of the acquisition  of C-Bridge  (see note G above) we reduced the eXcelon  workforce by 80  employees  (51 employees  on July 7, 2001 and 29 employees on September  24,  2001).  In addition to the  workforce reduction,  as a result of the  acquisition  we have closed one of our offices.  As of September 30,
2001, $921,714 of the above restructuring costs have yet to be paid.

OTHER INCOME.  Other income decreased 88.7% to $47,000 for the three months ended September 30, 2001 from  $416,000 for the three months  ended  September  30,  2000.  Other income  decreased  51.7% to
$532,000  for the nine months ended  September  30, 2001 from $1.1 million for the nine months ended
September 30, 2000. The decrease was largely the result of lower cash and investment balances.

PROVISION  FOR INCOME  TAXES.  The  provision  for income  taxes for the three and nine months ended
September 30, 2001 was $15,000 and related to minimum foreign tax in an international subsidiary. No income taxes were provided  during any of the other quarters of 2001 due to the net losses  incurred in those periods.

LIQUIDITY AND CAPITAL RESOURCES

At September  30, 2001,  our principal  sources of liquidity  included  $37.9 million of cash,  cash equivalents and short-term  marketable  securities and $494,000 of long-term marketable  securities.
$3.5  million of cash and cash  equivalents  is  restricted  and is being held in a  certificate  of deposit with Silicon Valley Bank as collateral for various security deposits on leased office space.

Net cash used by our operating  activities was $9.9 million for the nine months ended  September 30,
2001,  as compared to $0.8  million used by operating  activities  for the same period in 2000.  The increase in cash used was primarily due to a net loss that was greater by $18.9  million,  which was offset in part by an increase in receivable collections.

Our investing  activities  provided  $39.3  million of cash for the nine months ended  September 30,
2001,  as compared  with cash used by  investing  activities  of $3.5 million for the same period in
2000.  The  increase in cash  provided  was  primarily  attributable  to the  increase in net assets received as a result of the C-bridge  acquisition  (see note G above) as well as the  conversion  of
$7.8  million of  marketable  securities  into cash,  and a  reduction  of capital  expenditures  of approximately $2.0 million.

Our financing activities provided net cash of $138,000 for the nine months ended September 30, 2001, as compared to $1.9 million of cash provided by financing activities in the same period in 2000. The decrease in cash provided was primarily due to $1.8 million less in cash from stock option exercises during the nine months ended September 30, 2001 compared to the same period in 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NO.                                 DESCRIPTION

3.3(1)    Amended and Restated Certificate of Incorporation of the Company
3.5(1)    Amended and Restated By-laws of the Company
3.6(2)    Certificate of Amendment to  the Amended  and Restated Certificate of Incorporation of the
          Company (regarding change of corporate name)

Where a numbered note follows an exhibit  number,  we  incorporate  that exhibit by reference to the similarly named document filed as an exhibit to the following documents:

  (1)  Our registration statement on Form S-1, Securities and Exchange Commission File No. 333-05241.
  (2)  Our quarterly report on Form 10-Q for the period ended June 30, 2000.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934,  eXcelon  Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the  undersigned,  thereunto duly authorized.

                                                                EXCELON CORPORATION
                                                                (Registrant)

November 14, 2001                                               By: /s/ Joseph M. Bellini
                                                                   ---------------------------------
                                                                   Joseph M. Bellini
                                                                   Chief Executive Officer

November 14, 2001                                               By: /s/ Lacey P. Brandt
                                                                   ---------------------------------
                                                                   Lacey P. Brandt
                                                                   Chief Financial Officer

