Form 10-K
period 2001-12-31
EXCELON CORP
filed 2002-04-02
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549
                                              FORM 10-K

                            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                     SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For fiscal year ended December 31, 2001

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
    Transition Period From _______ to _________

                                   Commission File Number 0-21041

                                         EXCELON CORPORATION
----------------------------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

       Delaware                                                             02-0424252
-------------------------------                                         -------------------
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                          Identification No.)

   25 Mall Road, Burlington, MA                                                01803
----------------------------------------                                     ----------
(Address of principal executive offices)                                     (Zip Code)

                 Registrant's telephone number, including area code: (781) 674-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                        Name of Each Exchange on Which Registered
-------------------                                        -----------------------------------------
      None                                                                        None

      Securities registered pursuant to Section 12(g) of the Act:

                                    Common Stock, $.001 par value

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                     ---   ---

Indicate by check mark if disclosure of delinquent  filers pursuant to Rule 405 of Regulation S-K is not  contained  herein,  and  will  not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by  non-affiliates  of the Registrant,  based on the closing  price of the Common Stock on February 28, 2002 as reported by the Nasdaq  National  Market, was approximately  $62,594,116.  For purposes of the foregoing calculation,  the Company has assumed that  each  director,  executive  officer  and  holder  of 10% or more of the  voting  stock  of the
Registrant is an affiliate.  This  determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had 57,804,560 shares of Common Stock outstanding as of February 28, 2002.

                                 DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of our Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page [45]

====================================================================================================

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading  provider of data  management  software  designed to accelerate the  performance of distributed  applications  that are built using Extensible Markup Language ("XML") and Java and that are deployed on market-leading  software platforms.  Our core products,  the eXtensible  Information
Server ("XIS"),  ObjectStore and Javlin,  enhance the speed,  flexibility,  scalability and run-time availability  of Web services and  distributed  applications,  which can generate  substantial  cost savings and significant  competitive  advantage for large and mid-sized  enterprises.  Our customers include leaders in their  respective  industries,  such as Phillips, Amazon.com,  Swiss Re: Life and
Health and NTT DoCoMo.

Our products  operate in the middle-tier of today's leading  software  architectures,  complementing platforms and  architectural  approaches from leading  software  vendors like  Hewlett-Packard,  Sun
Microsytems  and BEA Systems.  These  software  platforms  rely on  technologies  like XML,  Java 2,
Enterprise  Edition  ("J2EE") to build  applications  that automate  processes,  reduce  information latency and build the real-time enterprise.

XML PRODUCTS

Our refocused product strategy centers around providing products designed to power industry business solutions.  At the core of this strategy is our XIS product,  a native XML database that manages XML at the node-level  and allows  enterprises to fully  capitalize on XML's  inherent  flexibility.  We believe that we are positioned for growth as XML becomes a more  mainstream  technology  across many vertical markets in 2002. The insurance, telecommunications, financial services, retail distribution and  manufacturing  industries are in the vanguard of industries  building the real-time  enterprise using XML.

The XIS plays a crucial role for organizations seeking to deploy a distributed  architecture for Web services and loosely-coupled applications.  Companies embracing XML need to manage their data in new ways, since they are working in concert with partners and combining business  applications to create new business  opportunities  and drive down costs. We believe that XML is the optimal  technology to achieve these goals, and our products are designed to deliver best-in-class  performance,  value and ease of use in this environment.

The XIS is designed to satisfy three primary  technology  requirements  pertaining to XML databases:
operational data storage supporting the direct needs of a distributed or Web services application; a common information model supporting  integration  infrastructures that demand constant change; and a content repository supporting real-time dynamic delivery of XML-based content.

In addition to the XIS, we offer two other XML-based products.  Our Business Process Manager ("BPM")
product  is built on the XIS and  allows  companies  to go further  with  their XML  deployments  by supporting the  definition,  automation and  measurement of business  processes  using XML. The BPM, which uses leading XML  standards  such as BPMi and ebXML,  allows  businesses  to model and execute transactions  between  applications  and among people,  both within and outside the enterprise.  Our third XML product,  Stylus Studio,  is an integrated  development tool for creating,  validating and debugging XSL style sheets and XML-to-XML mappings. Stylus Studio can be used to extend the benefits that customers receive from our XIS and BPM products.

OBJECTSTORE PRODUCTS

We continue to generate the majority of our revenues from sales of our  ObjectStore  product  suite, which  includes  ObjectStore,  Javlin  and  related  development  tools.  ObjectStore  is a scalable operational  data store that enables  customers to reach high levels of  performance by serving as a middle-tier  cache that  transfers  and  synchronizes  data  stored in multiple  databases  across a
distributed   application.   ObjectStore  allows  corporate  system  engineers  to  deploy  powerful distributed architectures on low-cost hardware quickly and efficiently.

Our Javlin product is designed to improve the performance of database  management  systems when used in the middle tier with leading  application  servers.  Javlin improves  application  performance by
storing,   managing  and  delivering   application-ready   data  in  highly-distributed   deployment
environments. Developers can achieve these performance benefits through standard J2EE interfaces.

In addition to our core software  products,  we provide  services to help  customers  derive maximum value from our products through knowledge transfer and reduced implementation times.

RECENT DEVELOPMENTS

On  September  19, 2001 we  acquired  all of the  outstanding  capital  stock of  C-bridge  Internet
Solutions,  Inc.  "C-Bridge" by merging a  wholly-owned  subsidiary  into  C-bridge.  The merger was intended to qualify as a tax-free,  stock-for-stock  exchange and is being  accounted  for using the purchase  method of accounting in accordance  with SFAS No. 141. In the merger we issued  27,138,734 shares of our common stock and assumed options to purchase 15,910,045 shares of our common stock.

In December 2001, we reorganized our business  operations by consolidating our former Object Design,
C-bridge and eXcelon businesses.  The reorganization  enables us to focus more precisely on our core products, to use our personnel more efficiently and to streamline our decisionmaking. Following this reorganization  we use one sales,  marketing  and support group to support the sales of our products worldwide.  However, when discussing the results of the prior year, we may refer to the XML division and the Object Design division.

Headquartered in Burlington, Massachusetts, we were founded in 1988 and completed our initial public offering as Object Design, Inc. in July 1996. We have more than 4,000 customers worldwide, including market leaders in key industries such as telecommunications, financial services, retail distribution and  manufacturing.  We market our solutions globally through direct sales,  value-added  resellers, system integrators and consulting firms. For more information,  please visit the eXcelon Web site at
www.exln.com.

PRODUCTS amp; SERVICES

We operate in a single industry segment (computer  software and related  services),  within which we have two major  product  lines.  Our  XML-based  products  include our XIS,  BPM, and Stylus  Studio
products.  Our  ObjectStore  product  suite  includes  ObjectStore,   our  object-oriented  database
management  software,  Javlin, our integrated data server for Java-based  application  servers,  and related development tools.

XML PRODUCTS

XIS

Our XIS product is a mature and robust native XML database that  leverages  XML's  extensibility  to simplify the  development and deployment of XML-based  software  applications  without  compromising their performance, scalability or reliability. Customers can use the XIS to deploy applications that natively  store XML in order to  facilitate  communications  with  partners  or  employees,  improve customer  service,  reduce cycle time and lower  transaction  costs.  The XIS enables  content to be aggregated  from a wide variety of sources,  including  external  partner  business  information and existing  internal  enterprise  systems using XML standards.  This content can be  personalized  and delivered to devices,  applications and browsers. Because XIS uses robust caching technology, it can also make applications run faster.

Our XIS product  builds upon on our XML  expertise and has been used by  organizations  to develop a wide range of  distributed  services  and Web service  applications.  Customers  have  content  from partners and customers, shorten the time to create new applications and reduce the time to bring new partners on-line.

BPM

Our BPM product is a business process engine that automates, monitors and audits business processes.
The BPM is XML-based  and can support BPMi,  ebXML and other  protocols to enable  organizations  to create automated  processes that can be used internally or shared between companies.  The BPM models the business process workflows as a series of XML software  documents that are stored centrally in a business  process  repository.  This  enables  the  customer  to  monitor,  audit and  report on the performance of business processes as they are executed.  The BPM's ability to store XML documents is based on the data management  capabilities  that it shares with the XIS and allows for long-duration transactions over hours or months. For example, a customer can use the BPM to model and automate the steps associated with placing orders through a Web site, including  automatically checking inventory levels,  triggering  bids for  additional  supplies,  managing  approvals and making  annotations to business documents - all without using the telephone, checking voicemail or sending a fax.

STYLUS STUDIO

Our Stylus Studio product is an integrated  development tool for creating,  validating and debugging
XSL style sheets and  XML-to-XML  mappings.  Stylus  Studio can be used to extend the benefits  that customers receive from our XIS and BPM products.

OBJECTSTORE PRODUCTS

Our ObjectStore products and services include ObjectStore, Javlin and related development tools. All of our ObjectStore products run on industry standard hardware and adhere to Internet-based  industry standards for communications, programming interfaces and data exchange.

OBJECTSTORE

ObjectStore is an object-oriented database management system. ObjectStore is used extensively in the
telecommunications   industry  in  network  management  applications  and  softswitch  systems,  for intelligent  networking,  and for call centers and real-time event handlers.  ObjectStore is used in electronic business  ("e-business")  applications as a high-speed data cache for electronic commerce
,"e-commerce";  customer relation  management  ("CRM") or other Web applications  having high-volume transactions or complex data models.  Independent software vendors embed ObjectStore data management systems in hundreds of packaged  software  applications.  ObjectStore is available for C++ and Java.
One of the attributes that makes  ObjectStore stand out from other database  management  products is its patented Cache-Forward  architecture.  This architecture maximizes application performance while reducing  network  traffic,  thus enabling  applications to scale up to serve large volumes of users with minimal additional hardware investment.

JAVLIN

Javlin,  our Enterprise  Java Beans ("EJB") data server,  is a Java-based  data server  designed for
e-business  scalability  demands.  Javlin  accelerates the  performance of EJB application  servers, particularly BEA Systems' WebLogic Server and IBM's Websphere,  by providing distributed caching and persistent  data  management  in the middle tier.  Javlin  eliminates  the  bottleneck of retrieving information  from one or more legacy  systems by caching it and  managing it inside the  application server.  Javlin customers benefit by dramatically  decreasing their time to market, while increasing the performance and scalability of their applications.

COMPETITION

The markets in which we compete are intensely  competitive,  and rapidly changing, and are likely to see more  entrants and new  technologies.  While none of our  competitors  or potential  competitors currently offers a product set that is identical to our XML solutions,  we do encounter  competition from software vendors with XML solutions or product lines such as Asera, Webmethods,  TIBCO, Vitria,
Seebeyond,  Software AG,  Ipedo and  NeoCore.  We also expect to see  competition  from  large-scale software  companies  such as BEA Systems,  Oracle,  IBM and  Microsoft,  which have broader  product offerings than we do. Specifically, IBM has announced that it will introduce an XML database product in the next year, and Microsoft already sells a business process management product.

We encounter  competition  for our  ObjectStore  product suite from companies  offering a variety of database management solutions, including the following: object-oriented database management products available from Computer Associates, Versant and Objectivity; relational database management products
available  from  Computer   Associates,   IBM,   Informix,   Microsoft,   Oracle  and  Sybase;   and
extended-relational and object-relational  database management products available from IBM, Informix and Oracle.

We expect  additional  competition from existing  competitors,  from new competitors that may result from acquisitions or consolidations involving one or more of our existing competitors and from other companies  that may enter our  existing  and  future  markets.  This  additional  competition  could adversely affect our business,  results of operations and financial  condition.  Some of our current and potential  competitors have substantially  greater financial,  marketing and technical resources than we have.

PRODUCT DEVELOPMENT

During 2001 we made substantial investments in research and development, primarily aimed at our XML-
based products and our ObjectStore product suite. Our product research and development organizations are divided into teams consisting of development engineers,  quality assurance,  testing and porting engineers and technical  writers.  We design our products based on requirements  and  specifications gathered from existing and prospective customers and from our technical support,  product management and engineering  groups.  As of December 31, 2001, we had 85 employees on our combined  research and development  staff.  Research and  development  expenditures  during 2001, 2000 and 1999, were $13.1 million,  $12.9 million and $10.3 million,  respectively,  and  represented  27%, 18% and 17% of our total revenues in those years,  respectively.  We expect to continue to commit significant resources to research and development in the future. All research and development  expenditures are charged to operations as incurred.

SERVICES

We offer a  comprehensive  suite of business  and  technical  consulting  services  for  evaluating, designing and  deploying  overall  e-business  solutions.  These  services are designed to provide a methodical  approach to defining and building  distributed  applications.  As a result of our merger with C-bridge,  our resources in providing these services have grown. As of December 31, 2001 we had
151 employees in professional  services and support,  up from 120 at the end of 2000. As a result of this increased staffing,  services revenue related to our XML business increased in 2001 as compared to 2000.

TRAINING AND CONSULTING.  We hold training  courses at our various locations around the world and at customer  sites.  We also  provide  fee-based  consulting  services to our  customers in the form of project-based, on-site services designed to provide assistance at key points in a customer's product development cycle.

SUPPORT SERVICES.  We offer maintenance and support contracts with the initial software license, and these contracts are typically renewable on an annual basis.  Maintenance and support fees are set as a fixed  percentage  of the current list price of the licensed  software  product.  Maintenance  and support  services  include  maintenance of our software  products in accordance with  specifications contained in the user's guide for such products and access to technical support personnel.

SALES AND MARKETING

We employ a multi-channel sales and marketing  strategy,  using direct sales,  systems  integrators, independent software vendors, distributors and other channel partners to address our global market.

DIRECT SALES.  We rely  principally  on direct sales of our products.  During 2001, we had two sales forces,  one for our XML products and one for our  ObjectStore  product suite. In January 2002 these sales forces were merged.  Our direct  sales force is organized in teams  consisting  of field sales representatives  and technical  sales support  representatives.  As of December 31, 2001, our direct sales force included 96 employees in 16 locations worldwide.

CHANNEL PARTNER PROGRAMS.  We have relationships with a variety of systems integrators,  independent software  vendors and  resellers  that  complement  our direct sales force and broaden the worldwide distribution of our products.

INTERNATIONAL  DISTRIBUTORS.  In certain international markets, we use third-party  distributors and resellers that are supported by our sales  organizations.  Approximately  3%, 6% and 2% of our total revenues were derived from sales to international distributors in 2001, 2000 and 1999, respectively.

In support of our sales and marketing efforts, we conduct sales training courses, targeted marketing programs including direct mail, trade shows, public relations, advertising and seminars, and ongoing customer and third-party communications programs. We also seek to stimulate interest in our products and services through speaking engagements,  white papers, technical notes and other publications. We maintain a Web site at  http://www.exln.com  where potential  customers can obtain information about our products.

CUSTOMERS

Our customers  represent a broad spectrum of enterprises within diverse  industries,  including high technology, financial services,  manufacturing,  telecommunications,  insurance, retail distribution and XML  marketplaces.  No customer  accounted for 10% or more of total revenues during the years of
2001, 2000 and 1999.

BACKLOG

We maintain no material backlog of software sales because business, typically, is booked and shipped in the same quarter. As a result of the C-bridge  acquisition,  we will typically maintain a backlog of undelivered  services in our  professional  services  business.  The consulting  backlog was $2.7 million and $0 for years ending 2001 and 2000, respectively.

PROPRIETARY RIGHTS

We rely  primarily  on a  combination  of trade  secret,  copyright,  patent and  trademark  law and contractual provisions to protect our proprietary rights in our software products. These protections may not be  adequate  in certain  circumstances.  As of March 2002,  we have three  issued  patents, expiring  between 2011 and 2015,  covering the Cache Forward  architecture  used in our  ObjectStore
database  management  software,   and  other  aspects  of  software   technology.   Competitors  may
independently develop technologies that are substantially  equivalent or superior to our technology.
In  addition,  patent,  copyright,  trademark  and trade secret  protection  for our products may be unavailable or unreliable in certain foreign  countries.  As the number of software  products in the industry and the number of software patents increase, we believe that software developers may become increasingly subject to infringement claims.

While no significant  infringement  claims have been asserted  against us, there can be no assurance that such  claims  will not be asserted  against us with  respect to existing or future  products or that,  we would  prevail  against any such claims that were  asserted.  If a lawsuit of this type is filed,  it could result in  significant  expense to us and divert the efforts of our  technical  and management  personnel,  whether or not we ultimately prevail.  While we believe that our products do not infringe other parties'  patents,  copyrights,  trade secrets,  trademarks or other  proprietary rights,  we cannot be certain that our products are not doing so.  Infringement of valid third party patents,  copyrights,  trade secrets,  trademarks or other proprietary  rights could have an adverse effect on our business and results of operations.  With respect to an increasing  number of products offered,  we rely on "shrink-wrap"  and "click-wrap"  licenses not signed by the licensee to protect our proprietary rights.  "Shrink-wrap" and "click-wrap" licenses may be unenforceable under the laws of certain jurisdictions.

EMPLOYEES

As of  December  31,  2001,  we employed  412  full-time  employees,  including  85 in research  and development, 133 in sales and marketing, 151 in professional services and customer support and 43 in finance and administration.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

ITEM 2.  PROPERTIES

Our corporate  headquarters  are located in Burlington,  Massachusetts,  consisting of approximately
64,000  square feet of office  space under a lease  expiring in February  2003.  We also lease sales offices  in 16  locations  worldwide.  We believe  that our  existing  facilities  and  offices  and additional space available to us are adequate to meet our requirements over the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal  proceedings  and claims that have arisen in the ordinary  course of business. These claims include the matters listed below:

o    On June 20, 2001, Lending Technologies Services Pty. Ltd. ("LTS") filed a complaint against our
     Australian subsidiary in the Supreme Court of Victoria at Melbourne,  Australia.  The complaint asserts various causes of action relating to alleged  deficiencies in our products purchased by
     LTS. LTS's complaint demands damages of approximately $5 million.

o    On November 21, 2001,  Navidec,  Inc. a, former  customer  filed a complaint  against us in the
     United States District Court in Denver, Colorado, alleging that we misrepresented the nature of our  ObjectStore  product in connection  with a business  project  undertaken  by Navidec.  The complaint  asserts  various  causes  of action in the  nature  of  misrepresentation  and seeks unspecified damages.

o    On January 11, 2002, our former Chief Operating  Officer initiated an arbitration claim against us for amounts that he alleges we owe him under the  employment  agreement that we entered into with him. His notice of arbitration  seeks damages  consisting of payment of one year of salary and bonus and the reinstatement of various stock options that were cancelled upon his departure from the Company.

We intend to defend each of the foregoing  actions  vigorously,  but there can be no assurances that the resolution of these matters or other pending legal matters will not,  either  individually or in the aggregate, have a material adverse impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the three months ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol "EXLN." The following table sets forth,  for the periods  indicated,  the high and low sale prices for our common stock as reported by NASDAQ.

        2001                                                 HIGH             LOW

        First Quarter                                      $ 4.59           $ 1.31
        Second Quarter                                       3.64             1.17
        Third Quarter                                        1.48             0.25
        Fourth Quarter                                       1.25             0.40

        2000                                                 HIGH             LOW

        First Quarter                                      $27.50           $ 9.19
        Second Quarter                                      12.25             6.00
        Third Quarter                                       15.63             5.56
        Fourth Quarter                                      12.63             1.03

At December 31,  2001,  there were 341 holders of record of our common  stock.  This number does not include beneficial owners for whom shares were held in a "nominee" or "street" name. We believe that there are at least 400 beneficial  owners of our common stock.  We have never paid cash dividends on our common  stock.  The current  policy of our Board of  Directors is to retain all earnings for our continued growth.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical consolidated financial data, which should be read in  conjunction  with our  consolidated  financial  statements  and related  notes  included elsewhere herein.

                                                      SELECTED FINANCIAL DATA
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         2001        2000        1999         1998        1997
STATEMENT OF OPERATIONS DATA:
Revenues                              $ 49,191    $  70,347    $ 60,810     $ 62,358    $ 47,265
Operating income (loss)                (82,276)     (12,379)     (8,218)       4,380        (436)
Net income (loss)                      (81,558)     (11,011)     (7,144)       4,823         800
Loss per share:
   Basic                                 (2.14)       (0.38)      (0.25)        0.17        0.03
   Diluted                               (2.14)       (0.38)      (0.25)        0.17        0.03

BALANCE SHEET DATA:
Working capital                       $ 20,538    $  12,530    $ 16,130     $ 25,897    $ 23,968
Total assets                            52,630       40,746      47,405       48,992      38,878
Long-term obligations                        -            -           -           18         236
Total stockholders' equity              31,433       21,300      29,513       34,751      28,819

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop,  sell and support software from our XML family of products and our ObjectStore family of object-oriented  database  management  software  products.  Our  XML  products  consist  of the  XIS
(eXtensible  Information  Server), the BPM (Business Process Manager) and Stylus Studio. Using these
XML  products,  companies  are able to create  distributed  XML-based  applications  running  on the
Internet  or an  intranet,  that can be targeted  to  customers,  suppliers,  channel  partners  and employees and that enable companies to transact  business more efficiently and effectively,  improve customer service and responsiveness and lower transaction costs. Our ObjectStore family of products, consisting of our flagship product  ObjectStore,  as well as Javlin,  have been used extensively for over 12 years by companies  in the  telecommunications  and finance  industries  and by  independent software  vendors,  and  for  over 5  years  in  electronic  business  applications  with  demanding requirements for  high-performance  and scalable data management  solutions.  Until 1999, we derived
100% of our revenue from our ObjectStore family of products. However, during the past three years we have invested  substantial money and effort in introducing and establishing our XML software product line. Revenue from our XML products and services grew substantially in 1999 and 2000 but declined in
2001. During 2001, sales of our XML family of products and services accounted for $17.7 million,  or approximately 36%, of our total revenue,  as compared to $20.0 million, or approximately 28%, of our total revenue in 2000,  as compared to 5% of our total  revenue in 1999.  Despite the growth of this new revenue source,  we have derived the majority of our revenues from our ObjectStore  products and expect to continue to do so in 2002.

During 2001, revenue levels of both product families declined from the prior year as a result of the general  economic slow down,  reduced IT spending in the  telecommunications  sector and the virtual disappearance of new business from dot.com and business-to-business  ("B2B") companies. As a result, we had an  operating  loss of $27.9  million for the year (before the  write-off  of  goodwill)  and decided to  restructure  the Company.  We took a total of $2.4 million of  restructuring  charges in
2001, the majority of which was associated with our acquisition of C-bridge as we reduced  redundant personnel  from our  operations.  In  addition we also  eliminated  consulting  personnel  that were non-productive as a result of a decline in C-Bridge's  consulting  backlog.  C-bridge's  revenue had been  declining for two quarters prior to the merger as a result of the slow down in IT purchases in general and the reduction in demand for Internet consulting services specifically.  After completing the merger and reducing our expense run rate through restructuring,  we believed that revenues would exceed expenses in the short term,  allowing the newly-combined  company to return to profitability.
However,  our revenues  declined again in the fourth  quarter,  resulting in a  larger-than-expected operating loss of $4.9 million for the quarter before our write-off of goodwill.  We also ended 2001 with lower  consulting  bookings than was forecasted.  We announced an additional  restructuring  on
January 7, 2002 to further reduce  expenses and in particular cut back  significantly  the personnel related to sale and delivery of the traditional  C-bridge  consulting  business.  This restructuring triggered a  revaluation  of the  goodwill  that was on our balance  sheet  relating to the C-bridge acquisition.  We performed a test based on undiscounted  expected cashflows of the business acquired at the time of the merger,  as a result of which we determined  that our goodwill was impaired.  The charge taken in the fourth quarter for the impairment of goodwill was $54.4 million.

Another element of our January 2002  restructuring  was the consolidation of our XML and ObjectStore divisions in an effort to reduce  expenses and  personnel  and  increase  efficiency.  We expect the
January 2002  restructuring  to reduce  operating  expenses going forward from  approximately  $18.7 million in the fourth quarter of 2001 to $14.0 million in the second quarter of 2002. We are focused on reducing operating expenses in an effort to return to profitability.

We expended  $9.2 million in cash in the fourth  quarter of 2001 to end the year with a cash balance of $25.8  million.  This cash  expenditure  was largely due to our  operating  loss of $4.9 million, excluding the write-off of goodwill. We utilized $6.2 million of cash in the fourth quarter of 2001, of which $3.0 million was expended for merger- and  restructuring-related  expenses.  We expect that our cash utilization will decline in future periods as a result of our expected  reductions in total expenses. We estimate that the majority of our merger- and restructuring-related  cash expenses will be paid by December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Our significant  accounting policies are described in Note A of Notes to the Consolidated  Financial
Statements  elsewhere in this Report.  However,  certain of our accounting policies are particularly important to the  portrayal of our  financial  position  and results of  operations  and require the application of significant judgment by our management;  as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets,  liabilities,  revenues and expenses and related disclosures.
Those  estimates  and  judgments  are based on our  historical  experience,  the  terms of  existing contracts, our observation of trends in the industry,  information that we obtain from our customers and outside sources and various other  assumptions  that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities  that are not readily  apparent from other sources.  Actual results may  differ  from these  estimates  under  different  assumptions  or  conditions.  Our  significant accounting policies include the following:

REVENUE RECOGNITION:  We derive our revenue from sales of software licenses,  software royalties and
professional  consulting,   training,  maintenance  and  support  services.  Significant  management judgments and estimates must be made and used in connection with the economic conditions that led to a reduction in software purchased in 2001 by  Internet-related  businesses and a general slowdown in information  technology ("IT") spending.  We expect purchases of our XML-based  products to increase with a rebound in IT software purchases and with broader acceptance of XML technology.  This, paired with our increased  focus on sales and marketing of our XML-based  products is expected to grow this source of revenue in future  quarters.  ObjectStore  software  revenues  decreased  43.9%,  to $17.0 million in 2001 from $30.2 million in 2000.  The decrease in software  revenues for the  ObjectStore product  line was  attributable  to decreased  technology  purchases,  as well as generally  smaller purchases per sales  engagement,  as a result of uncertain  general  economic  conditions  that have particularly  affected  the  telecommunications  industry,  which  historically  has been one of the principal markets for our ObjectStore products. To the extent that there is a rebound in IT software purchases,  particularly within the telecommunications  industry, we expect that this would modestly increase our revenues from our sales of ObjectStore products in future quarters.

When we sell software separately,  or together with other services that are not considered essential to the functionality of the software product,  we recognize revenue in accordance with the Statement of Position 97-2,  "Software Revenue  Recognition" ("SOP 97-2").  Pursuant to SOP 97-2, we recognize software license revenue upon delivery, of the software product,  provided persuasive evidence of an arrangement exists, no significant  obligations with regard to installation or implementation of the software remain, our fees are fixed or determinable, collection of receivables is reasonably assured and customer acceptance, when applicable, has been obtained.

For arrangements  with multiple  obligations  (including,  for example,  obligations for undelivered maintenance and support  services),  we allocate revenue to each component of the arrangement  using the  residual  value  method  based  on  the  vendor-specific  objective  evidence  ("VSOE")  of the undelivered  elements.  VSOE of ongoing  maintenance  obligations  is based upon  separate  sales of renewals to other  customers or upon  substantive  renewal  rates quoted in the  contracts.  VSOE of ongoing services obligations,  such as training or consulting, is based upon separate sales by us of these services to other  customers.  If evidence of VSOE for each element of an arrangement does not exist,  all revenue for an  arrangement  is deferred  until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

When we sell software  licenses  together with other  services,  and those  services are  considered essential to the functionality of the software  product,  we recognize both software license revenue and services revenue using the percentage of completion  method in accordance with the provisions of
Statement of Position 81-1,  "Accounting for Performance of Construction Type and Certain Production
Contracts"  ("SOP  81-1").  Pursuant to SOP 81-1, we recognize  revenue under a particular  contract based upon costs incurred as a percentage of the total estimated costs for that contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract cost estimates.

We also sell consulting services  separately from sales of our software products.  We generally bill these services on a  time-and-materials  basis, and we recognize  revenue for these services as they are  performed.  However,  if the  consulting  agreement  is a fixed-fee  arrangement,  we recognize services revenue using the percentage of completion  method in accordance with the provisions of SOP
81-1, as described above.

We recognize revenue for maintenance  services ratably over the contract term. Our training services are billed at hourly  rates,  and we  generally  recognize  revenue  for these  services as they are performed.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS:  We must make  estimates of the  collectibility  of our accounts receivables  in  evaluating  the adequacy of our  allowance  for doubtful  accounts.  In making this evaluation,  management  specifically  analyzes accounts receivable,  historical bad debts, customer creditworthiness,  current economic trends and changes in our customer payment terms. As of December
31, 2001, our accounts  receivable balance was $8.9 million,  net of allowance for doubtful accounts of $0.8 million.

VALUATION OF GOODWILL AND INTANGIBLE ASSETS: As described in Note E of the Notes to the Consolidated
Financial  Statements,  we recorded  $54.8  million of  goodwill  and  intangible  assets in 2001 in connection  with our acquisition of C-bridge.  We assess the impairment of  identifiable  intangible assets and goodwill whenever events or changes in circumstances  indicate that the carrying value of the  relevent  asset may not be  recoverable.  Management's  judgment  regarding  the  existence  of impairment  is based on  indicative  factors  such as the  following:  significant  underperformance relative to historical or projected future operating results;  significant  changes in the manner of our use of the acquired assets or our overall business  strategy;  significant  negative industry or economic  trends;  significant  declines in our stock price for a sustained  period;  and our market capitalization  relative to net book value. Due to a significant  change in the manner of our use of these acquired assets as well as a change in our overall business strategy,  after December 31, 2001 management performed a review of our goodwill and determined that the sum of the expected cash flows
(undiscounted and without interest) was less than the carrying amount of the goodwill.  Management's analysis was based on the  guidance  provided in SFAS No. 121,  "Accounting  for the  Impairment  of
Long-lived Assets for Long-lived Assets to be Disposed of." As a result of this analyses, management recorded an impairment charge of $54.4 million in the fourth quarter of 2001.

LITIGATION:  Our current estimate of our potential  liability  relating to our pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated  liability related to those claims where there is a range of loss.  Because of the  uncertainty  of both the outcome and the amount of loss of our  remaining  pending  litigation, management  is unable to make a  reasonable  estimate of the  liability  that could  result from the pending litigation.  As additional  information becomes available,  we will reassess, in conjunction with outside legal  counsel,  our potential  liability  under our pending  litigation and revise our estimates  as  appropriate.  Revisions  of our  estimates of our  potential  liability  could have a material impact on our results of operations and financial position.

ACCOUNTING  FOR INCOME  TAXES:  Significant  management  judgment  is required  in  determining  our provision  for income taxes,  our deferred tax assets and  liabilities  and our valuation  allowance recorded against our net deferred tax assets.  Our income tax expense  includes  applicable U.S. and international  income taxes. Certain items of income and expense are not reported in tax returns and financial  statements in the same year. The tax effects of these reporting  differences are recorded as  deferred  tax assets and  liabilities.  Deferred  tax assets are  recognized,  net of  valuation allowances,  for the estimated future tax effects of deductible  temporary  differences  between the amounts of income and expense  that are  reported  in our tax  returns and that are  reported in our financial  statements  and of tax operating loss and credit  carryforwards.  Changes in deferred tax assets and  liabilities  are  recorded  in the  provision  for  income  taxes in our  statements  of operations.

We have recorded a valuation allowance of $48.4 million against our net deferred tax assets of $48.3 million as of December 31, 2001 based upon the management's conclusion,  that it is more likely than not that none of these deferred tax assets will be realized.  This  valuation  allowance is based on our estimates of our taxable  income in the  jurisdictions  in which we operate and the periods over which our deferred tax assets will be recoverable.  We evaluate the  recoverability  of our deferred tax assets and the level of our valuation  allowance on a quarterly  basis.

The following  table sets forth certain  revenue and cost data as a percentage of our total revenues for each of the three years ended December 31, 2001.

                                                     2001          2000         1999
                                                 ----------    ----------   -----------
Revenues:
  Software                                            44.2%        61.3%        60.2%
  Services                                            55.8          38.7          39.8
                                                 ----------    ----------   -----------
    Total revenues                                   100.0%       100.0%       100.0%
                                                 ----------    ----------   -----------

Cost of revenues:
  Cost of software                                     2.2           4.2           3.9
  Cost of services                                    33.2          25.6          21.3
                                                 ----------    ----------   -----------
    Total cost of revenues                            35.4          29.8          25.2
                                                 ----------    ----------   -----------
Gross profit                                          64.6          70.2          74.8
Operating expenses:
  Selling and marketing                               68.7          59.3          59.9
  Research and development                            26.6          18.3          16.9
  General and administrative                          21.0          10.2          10.0
  Restructuring                                        5.0             -           1.5
  Impairment of intangibles                          110.6             -             -
                                                 ----------    ----------   -----------
    Total operating expenses                         231.9          87.8          88.3
                                                 ----------    ----------   -----------
Operating (loss)                                    (167.3)        (17.6)        (13.5)
Other income, net                                      1.5           1.9           1.8
                                                 ----------    ----------   -----------
                                                 ----------    ----------   -----------
Loss                                                (165.8)        (15.7)        (11.7)
                                                 ----------    ----------   -----------

2001 COMPARED TO 2000

On September 19, 2001 we completed our acquisition of C-bridge. The acquisition was accounted for as a purchase. Under purchase accounting rules we are combining operating results for the two companies only for the post-merger period. The principal impact on the twelve-month period ending December 31,
2001 of including  C-bridge's  operating  results was an increase in XML consulting  revenue of $5.8 million.

SOFTWARE REVENUES. Software revenues decreased 49.6%, to $21.7 million in 2001 from $43.1 million in
2000. XML software revenues decreased 63.0%, to $4.7 million in 2001 from $12.9 million in 2000. The decrease in XML software  revenues was due primarily  decreased  adoption of new  technologies  as a result of the  economic  downturn  and  specifically  a fall off of  demand  from  internet  related business.  We expect  purchases of our XML-based  products to increase with a rebound in information technologies  ("IT") software purchases and with broader acceptance of XML technology.  This, paired with our increased  focus on sales and marketing of our XML-based  products is expected to grow this source of revenue in future  quarters.  ObjectStore  software  revenues  decreased  43.9% , to $17.0 million in 2001 from $30.2 million in 2000.  The decrease in software  revenues for the  ObjectStore product  line was  attributable  to decreased  technology  purchases,  as well as generally  smaller purchases per sales  engagement,  as a result of uncertain  general  economic  conditions  that have particularly  affected  the  telecommunications  industry,  which  historically  has been one of the principal markets for our ObjectStore products. To the extent that there is a rebound in IT software purchases,  particularly within the telecommunications  industry, we expect that this would modestly increase our revenues from our sales of ObjectStore products in future quarters.

SERVICES REVENUES.  Services revenues increased 0.8%, to $27.4 million in 2001 from $27.2 million in
2000. XML services  revenues  increased  80.8%,  to $12.9 million in 2001 from $7.1 million in 2000.
This  increase was  primarily  due to the  inclusion of the results of C-bridge for the  post-merger period, which added $5.8 million in consulting revenues and higher maintenance revenues from our XML products,  reflecting  growth in our installed  base.  Going forward,  we expect that our consulting revenues will not grow as quickly and may decline as a result of our  restructuring  in January 2002 in which we reduced the number of our consulting  personnel in line with expected future  consulting bookings. ObjectStore services revenues decreased 27.6%, to $14.5 million in 2001 from $20.1 million in 2000. This decrease  reflected a decline in our consulting  services  relating to our ObjectStore product and was primarily  due to a slowdown in customer  deployments  and a decline in  maintenance revenues, which was a result of fewer new customers and a slightly smaller installed base. We expect that our consulting  services revenues from our ObjectStore  product may increase modestly in future quarters in line with ObjectStore software license revenue growth.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  decreased  32.0%,  to $22.7 million in 2001 from $33.4 million in 2000.  International revenues as a percentage of total revenues were 46.1% in 2001, compared with 47.4% in 2000. While we expect that  international  revenues will continue to be a large part of our revenues in 2002, it is difficult  to predict the  percentage  that they will  represent.  In  particular,  Asia Pacific has historically represented over 10% of our total revenues. However, due to a particular acute economic slow down in Japan, we expect revenue contributions from Asia Pacific to decline in the coming year.
This may result in a reduction in the overall contribution from international  revenues as a percent of total revenues.

COST OF SOFTWARE  REVENUES.  Cost of software revenues decreased 62.5%, to $1.1 million in 2001 from
$2.9 million in 2000, and decreased as a percentage of software  revenues to 5.0% from 6.8% for such years,  respectively.  The decreases in the dollar amount  resulted  primarily  from lower  software sales,  and to a lesser extent,  lower  amortization  costs for software  purchased from third-party vendors,  primarily in our XML product  line. In 2000,  we wrote off  approximately  $0.8 million of purchased technology due to our decision to discontinue the use of that technology.

COST OF SERVICES  REVENUES.  Cost of services revenues decreased 9.6%, to $16.3 million in 2001 from
$18.1 million in 2000,  and  decreased as a percentage of services  revenues to 59.5% from 66.3% for such  years,  respectively.  The  decrease  in the dollar  amount was  primarily  attributable  to a reduction,  by 30  employees,  of our  consulting  personnel  (before  giving effect to the C-bridge acquisition)  and related  expenses as a result of our  restructurings  in 2001. The decrease in the dollar amount was partially  offset by the inclusion of costs  attributable  to C-bridge  consulting personnel for the post-merger  period. The decrease in the percentage of services revenues reflected higher  utilization  of our remaining  consulting  personnel.  We do not expect our cost of services revenues to increase significally in 2002.

SELLING AND MARKETING  EXPENSE.  Selling and marketing  expense decreased 19.0%, to $33.8 million in
2001 from $41.7 million in 2000, and increased as a percentage of total revenues to 68.7% from 59.3%
for such years, respectively. The decrease in the dollar amount was primarily due to a reduction, by
61  employees,  of  our  sales  and  marketing  personnel  and  related  costs  as a  result  of our restructurings  in 2001,  as well as lower  commission  expense  related  to  lower  revenues  and a reduction in marketing  programs,  and was  partially  offset by a non-cash  charge in the amount of approximately  $705,000  recorded in the quarter ended March 31, 2001 for  amortization  of unearned compensation  relating to the acceleration of vesting of certain  employee stock options.  We do not expect our sales and marketing expenses to increase in 2002.

RESEARCH AND DEVELOPMENT EXPENSE.  Research and development expense increased 1.8%, to $13.1 million in 2001 from $12.9 million in 2000,  and  increased as a percentage of total  revenues to 26.6% from
18.3% for such  years,  respectively.  The  increase  in the dollar  amount was  primarily  due to a non-cash charge in the amount of approximately $422,000 recorded in the quarter ended March 31, 2001 for  amortization  of  unearned  compensation  relating  to the  acceleration  of vesting of certain employee stock options, which was partially offset by a reduction,  by 20 employees, of our research and development  personnel and related expenses as a result of our restructurings in 2001. We do not expect future research and development expenses to increase in 2002.

GENERAL AND ADMINISTRATIVE  EXPENSE.  General and  administrative  expense increased 44.6%, to $10.4 million in 2001 from $7.2 million in 2000,  and increased as a percentage of total revenues to 21.0%
from 10.2% for such  years,  respectively.  This  increase  in dollar  amount was  primarily  due to
increased   compensation  costs  associated  with  a  reorganization  of  our  various  general  and administrative  groups as well as the expenses relating to the C-bridge business,  and was partially offset by a reduction,  by 14  employees,  of our general and  administrative  personnel and related expenses as a result of our restructurings in 2001. We expect general and administrative  expense to decrease in 2002.

RESTRUCTURING.  In 2001,  we  recorded  a  restructuring  charge in the amount of $2.4  million,  in connection with the merger with C-bridge and the repositioning of the company for future growth. The charge was composed of severance  costs for 125 employees and costs  relating to the closure of four of our office locations. As of December 31, 2001, approximately $459,000 of these costs remain to be paid. We expect these remaining costs to be paid by December 31, 2002.

OTHER INCOME (NET).  Other income (net)  decreased  46.5%,  to $733,000 in 2001 from $1.4 million in
2000. The decrease was primarily due to the lower cash balances in 2001 (before giving affect to the increase in our cash  balances  resulting  form the C-bridge  merger),  resulting in lower  interest earned on our investments.

2000 COMPARED TO 1999

SOFTWARE REVENUES. Software revenues increased 17.7%, to $43.1 million in 2000 from $36.6 million in
1999.  The  increase was  primarily  due to increased  volume of XML software  license  sales offset partially by a decrease in sales of our ObjectStore  products.  XML software revenues were $12.9 and
$2.1 million while ObjectStore software revenues were $30.2 and $34.5 million for the years 2000 and
1999, respectively.

SERVICES REVENUES. Services revenues increased 12.6%, to $27.2 million in 2000 from $24.2 million in
1999. The increase was due to higher demand for our  consulting  services  attributable  to customer deployments of applications built using our software,  and higher maintenance  revenues,  reflecting continued  growth in our  installed  base of  customers.  XML services  revenues  were $7.1 and $0.8 million  while  ObjectStore  services  revenues  were $20.1 and $23.4 million for the years 2000 and
1999, respectively.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  increased  $9.9  million in 2000 as  compared  to 1999.  International  revenues  as a percentage of total  revenues were 47.4% in 2000 compared with 38.5% in 1999. The increase in dollar amount and percentage  contribution of our international  revenues is primarily the result of strong
XML license revenues in Japan and the UK.

COST OF SOFTWARE  REVENUES.  Cost of software revenues increased 22.7%, to $2.9 million in 2000 from
$2.4 million in 1999, and increased as a percentage of software  revenues to 6.8% from 6.5% for such years,  respectively.  The increase in absolute dollars and as a percentage of software revenues was due to  additional  purchases  of  technology  in the  amount of $0.3  million  and an  increase  in write-offs of old technology from $0.5 million in 1999 to $0.8 million in 2000.

COST OF SERVICES REVENUES.  Cost of services revenues increased 39.7%, to $18.1 million in 2000 from
$12.9  million in 1999 and  increased as a percentage  of services  revenues to 66.3% from 53.5% for such years,  respectively.  The increase in dollar amount reflected the growth in staffing necessary to generate and support  increased  worldwide  service  revenues and provide customer support to our growing  installed  base.  The increase in cost of services as a percentage  of service  revenues is primarily due to lower  utilization of consulting  personnel in 2000 as compared to 1999 as a result of expanding staff in the XML division in anticipation of revenue growth in XML products, as well as a direct write off of purchased  technology no longer being utilized by our services  organizations.
By hiring consulting staff ahead of demand we caused our average utilization to decline.

SELLING AND MARKETING  EXPENSE.  Selling and marketing  expense increased 14.6%, to $41.7 million in
2000 from $36.4 million in 1999, and decreased as a percentage of total revenues to 59.3% from 59.9%
for such years,  respectively.  The increase in dollar amount resulted  primarily from the hiring of additional  marketing and sales personnel and increased  spending on marketing programs primarily to launch our XML products.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased 24.9%, to $12.9 million in 2000 from $10.3 million in 1999, and increased as a percentage of total revenues to 18.3% in 2000 from 16.9% for 1999. The increase was due principally to the addition of personnel,  depreciation of capital  equipment and related  overhead for the  development of new XML products and enhancement to existing ObjectStore products.

GENERAL AND  ADMINISTRATIVE  EXPENSE.  General and  administrative  expense increased 18.2%, to $7.2 million in 2000 from $6.1 million in 1999,  and increased as a percentage of total revenues to 10.2%
in 2000 compared to 10.0% in 1999. The increase in dollar amount  reflected the increased  staffing, investments in information  technology,  professional  expenses and other costs  associated with our expanding operations.

RESTRUCTURING.  In 1999 we recorded a  restructuring  charge in the amount of $945,000 in connection with  repositioning  the Company for future growth.  The charge was composed of severance  costs for eleven  employees,  closure costs of some office space, and cancellation  costs of certain marketing initiatives. All of the restructuring charges were paid in 2000.

OTHER INCOME (NET). Other income (net) increased 22.5%, to $1.4 million in 2000 from $1.1 million in
1999. The increase was largely the result of some movement to longer-term investments that yielded a higher rate of return as well as gains from transactions with our foreign subsidiaries.

PROVISION  FOR INCOME  TAXES.  In 1999,  we paid only  certain  foreign  income taxes due to our net losses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001,  our principal  sources of liquidity  included  $28.9 million of cash and cash equivalents  and  $309,000  of  short-term  marketable  securities.  $3.1  million  of cash and cash equivalents  is restricted  and is being held with Silicon  Valley Bank as  collateral  for security deposits on various office locations leased by us.

We had an accumulated deficit of approximately $127.6 million at December 31, 2001 and a net loss of
$81.6  million  (inclusive  of the $54.4 million  charge for the  impairment  of purchased  goodwill relating  to the  C-bridge  merger) for the year then ended.  Our main  source of  liquidity  is our current balance of cash and cash  equivalents.  Our balance of cash and cash equivalents was reduced by  approximately  $14.0  million  (exclusive  of the cash and cash  equivalents  we acquired in the
C-bridge merger) in the year ended December 31, 2001 and $7.0 million in the year ended December 31,
2000. We believe that our cash and cash  equivalents,  short-term  marketable  securities  and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months. However, changes in current or expected customer demand for our products and services, a decrease in our revenues without a corresponding reduction of expenses, or adverse changes in current economic forecasts could change management's  judgment of the adequacy of our current liquidity.

Our  operating  activities  used net cash of  $19.3  million  and  $5.6  million  in 2001 and  2000, respectively. The increase in the use of cash from operations was primarily the result of a net loss
(exclusive of the $54.4 million for purchased goodwill  impairment) of $27.2 million in 2001, offset by an  increase of working  capital of  approximately  $7.4  million  and  non-cash  charges of $0.5 million (excluding goodwill impairment charge of $54.4 million).

Our  investing  activities  provided net cash of $37.5  million in 2001 and used $3.5 million of net cash in 2000.  The increase in net cash provided was  primarily  attributed  to our  acquisition  of
C-bridge on September 19, 2001. (See Note E of the Notes to the Consolidated Financial Statements).

Our  financing  activities  provided  net cash of $0.7  million and $2.2 million for the years ended
December 31, 2001 and 2000,  respectively.  The cash provided from  financing  activities  consisted mainly of cash proceeds from the exercise of stock options.

We do not maintain any off balance sheet financing arrangements.

The table below  summarizes  our total  contractual  obligations  and  commercial  commitments as of
December 31, 2001 (in  thousands).  See Note D to the  Consolidated  Financial  Statements  included elsewhere in this Report for discussions of those obligations and commitments.

                                                       Less than     1-3        3-5           After 5
                                             Total     1 year        years      years         years
                                           ---------------------------------------------------------
Operating lease obligations                $ 11,786     $ 3,377     $ 4,388     $ 3,037      $  984
Employee severance obligations                1,224         627           -           -           -
Office closure obligations                    3,055       1,078       1,977                       -
                                                                                      -
     Total contractual cash obligations    $ 16,065     $ 5,679     $ 6,365     $ 3,037      $  984

As a result of our acquisition of C-bridge,  we assumed an obligation  under an investment  contract with William Blair New World  Ventures,  L.P.  ("the Fund").  The contract has a total  subscription commitment of  $1,000,000.  At the date of the merger,  C-bridge had invested  $290,000 in the fund.
During the period from  September  19, 2001 through  December 31,  2001,  we invested an  additional
$105,000 in the Fund.

TRADING ACTIVITIES

We are not involved in any trading activities involving non-exchange traded contracts.

TRANSACTIONS WITH RELATED PARTIES

On April 6, 2001,  C-bridge  advanced $1.0 million to a former officer of C-bridge and following the
C-bridge merger of the Company.  This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable in full in August 2002.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business  Combinations" and SFAS No. 142, "Goodwill and
Other  Intangible  Assets."  SFAS No. 141 requires that all business  combinations  be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from  goodwill.  SFAS No. 142 requires  that ratable  amortization  of goodwill be replaced with periodic tests of the goodwill's  impairment  and that  intangible  assets other than goodwill be amortized  over their useful  lives.  SFAS Nos. 141 and 142 are effective for all business combinations  initiated after June 30, 2001 and for all business combinations accounted for by the purchase  method for which the date of  acquisition is after June 30, 2001. We will adopt
SFAS  No.  142  during  the  first  quarter  of 2002.  As  discussed  in Note E of the  Notes to the
Consolidated  Financial  Statements,  we recorded an impairment  charge related to goodwill of $54.4 million in the fourth  quarter  2001.  Because that entire  goodwill  balance was written off in the fourth  quarter of 2001,  our  adoption  of SFAS No. 142 is not  expected to  materially  impact our financial results in future periods.

In October  2001,  the FASB issued  SFAS No.  144,  "Accounting  for the  Impairment  or Disposal of
Long-Lived  Assets." SFAS 144 supersedes  FASB Statement No. 121,  "Accounting for the Impairment of
Long-Lived  Assets and for Long-Lived  Assets to Be Disposed of." SFAS 144 applies to all long-lived assets  (including  discontinued  operations) and consequently  amends  Accounting  Principles Board
Opinion No. 30 (APB 30),  "Reporting  Results of Operations - Reporting the Effects of Disposal of a
Segment of a  Business."  SFAS 144 is effective  for  financial  statements  issued for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required,  on January 1, 2002.
Management  is  currently  determining  what  effect,  if any,  SFAS 144 will have on our  financial position and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange Commission may contain statements which are
not  historical  facts  but  which  are  "forward  looking   statements"  which  involve  risks  and
uncertainties. The words "expect",  "anticipate",  "internal", "plan", "believe," "seek", "estimate"
and similar  statements  are intended to identify such forward  looking  statements.  In particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations"  relating to our products,  competition,  future development,  sales revenue and expense levels and profitability, as well as the adequacy of our capital to meet working capital and capital
expenditure  requirements,   may  be  forward-looking   statements.  Our  disclosures  in  Item  7A,
"Quantitative  and  Qualitative  Disclosures  About Market  Risk," also  constitute  forward-looking statements. This Report also contains other forward-looking statements, including without limitation statements  regarding the market opportunity for our products,  our competitors,  the development of our products, the capabilities of our product lines,  anticipated increases in revenues from our XML products, the percentage of revenues from our international  operations,  our outlook with regard to costs and expenses,  and the effect of recently announced accounting standards,  the adequacy of our existing office  facilities to meet our requirements over the next twelve months and the adequacy of our  liquidity  to meet our capital and  operating  requirements  for the next twelve  months.  Such statements are not guarantees of future  performance,  but are based on assumptions and expectations of our management at the time such statements are made, and involve certain risks, uncertainties and assumptions  that could cause our future results to differ  materially  from those  expressed in any forward-looking  statements.  Important  factors that could cause our actual  results to differ from those forward-looking statements include those set forth below. We disclaim any intent or obligation to update publicly any forward-looking  statements,  whether in response to new information,  future events or otherwise.

OUR RECENT  LOSSES AND THE RECENT  RESTRUCTURINGS  OF OUR BUSINESS MAKE IT DIFFICULT TO EVALUATE OUR
PROSPECTS FOR FUTURE SUCCESS.

We  incurred  substantial  losses  in  1999,  2000  and  2001.  We had  an  accumulated  deficit  of approximately $127.6 million at December 31, 2001 and we expect that we will continue operating at a loss in the near term.  In January 2001 we  restructured  our business by dividing it into  separate divisions,  one  focusing  on  XML-based  products  and the  other on our  ObjectStore  object  data management product, and reorganizing our sales and marketing, professional services and research and development staffs into separate organizations.  In January 2002, after our acquisition of C-bridge, we  decided to  recombine  our two  divisions  and to  consolidate  our  sales,  marketing,  product development, customer support, professional services and administrative functions. In December 2001, in  connection  with the C-bridge  acquisition,  Joe Bellini  replaced  Robert  Goldman as our chief executive officer, and in connection with the subsequent consolidation of our operations, Philip Lee replaced Mark Cosway as our  President.  Because of the recent  changes in our business,  our recent historical  results of operations  may not give you an accurate  indication of our future results of operations or prospects. As a result, we do not have an established history of profitable operations under our present  management  team from which you can judge the prospects for future success of our current business operations.

OUR FUTURE SUCCESS IS SUBSTANTIALLY  DEPENDENT ON INCREASED  MARKET  ACCEPTANCE OF OUR NEW XML-BASED
PRODUCTS.

Our business plans and our prospects of achieving  profitability in the near term are  substantially dependent on increased market acceptance of our new XML-based  products and, in particular,  our XIS product.  If revenues  attributable to sales of the XIS and, to a lesser extent, our other XML-based products do not  increase  substantially  over the next  several  quarters,  our  planned  levels of expenditures  will be  unsustainable,  and we could be required to take more sweeping cost reduction measures,  dispose of assets or product lines, or otherwise readjust our business objectives. Any of those  occurrences  could have a material adverse effect on our business and the price of our common stock.

OUR BUSINESS MAY BE SIGNIFICANTLY HARMED IF WE ARE UNABLE TO IMPROVE OUR SALES AND MARKETING EFFORTS.

In order to achieve broad market acceptance of our products,  including our XML-based  products,  we must improve the  effectiveness  of our sales and marketing  efforts by enhancing our reputation and strengthening our brand,  increasing the market reach and effectiveness of our distribution  channel partners,  and  increasing  the  productivity  of our sales force,  which has been  disrupted by our acquisition  of C-bridge  and our recent  restructurings.  We cannot  assure you that our efforts to improve our sales and marketing  performance  will be successful.  If we are  unsuccessful  in these efforts, our sales revenues may decrease and our business and operating results may be significantly harmed.

THE FAILURE OF THE XML STANDARD TO ACHIEVE BROAD MARKET ACCEPTANCE,  DELAY IN SUCH ACCEPTANCE OR THE
INTRODUCTION OF A COMPETING STANDARD PERCEIVED TO BE SUPERIOR IN THE MARKET COULD HARM OUR BUSINESS.

XML is an emerging  standard for sharing data over the Internet.  While we anticipate  that XML will achieve  broad market  acceptance  in the near future,  the  acceptance  of XML has been slower than expected.  If a competing  standard for sharing data over the Internet were perceived to be superior to XML, the market may not continue to accept XML-based  products.  If a new standard were perceived to be superior to XML, our software might not be compatible with the new standard or we might not be able to develop  products using this standard in a timely manner,  which could  materially  harm our revenues, results of operation and financial condition.

OUR  EXPENSE  REDUCTION  PROGRAM  MAY  DISRUPT  OUR  BUSINESS  AND  ADVERSELY  AFFECT OUR RESULTS OF
OPERATIONS AND OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

During the past year we have  implemented  expense  reduction  programs  in response to a decline in market demand for Internet-related products and services. Since January 1, 2001, we have reduced our workforce by approximately 33%, without taking into account changes in our workforce relating to the
C-bridge  acquisition).  In January  2002,  in  connection  with the  consolidation  of our business operations,  we further reduced our workforce by approximately  18%. We anticipate that we will make further  workforce  reductions  as  we  continue  to  consolidate  our  facilities  and  operations.
Restructuring  charges  associated with these expense reduction  programs will negatively affect our results of  operations in the near term.  Also,  the effect of these  reductions  in personnel,  and uncertainty created by the possibility of future reductions,  could disrupt our operations,  make it more  difficult for us to retain key personnel and recruit new personnel,  and adversely  affect our ability to achieve our business objectives.

WE HAVE MADE AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH INVOLVE RISKS.

We acquired  C-bridge in September  2001.  Although we have no current plans or arrangements to make additional  acquisitions,  we may do so if we  identify  companies,  technologies  or assets that we believe  would  complement  our  business.  Acquisitions  involve  risks that could cause our actual results to differ from our expectations. For example:

o    We may be unable to  integrate  acquired  businesses  successfully  and to realize  anticipated economic,  operational  and other  benefits  in a timely  manner.  Integration  of an  acquired business  is  especially  difficult  when we  acquire a  business  in a market in which we have limited or no expertise or a business with a corporate  culture  different from ours. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems.

o    Acquisitions may divert  management's  attention from our existing  business and may damage our relationships  with our key  clients  and  employees.  For  example,  in  recent  quarters  the productivity of our sales and marketing efforts has been adversely  affected by the distraction of our sales force and by customer uncertainty attributable to the C-bridge merger.

o    In  future  acquisitions,  we may  issue  equity  securities  that  could  be  dilutive  to our shareholders. In those acquisitions, we also may incur additional debt and amortization expense related to goodwill and other intangible assets. This additional debt and amortization  expense may materially and adversely affect our business and operating results.

REVENUES  DERIVED  FROM OUR  OBJECTSTORE  PRODUCT  OFFERING  MAY  CONTINUE TO  DECLINE,  WHICH COULD
SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL RESULTS AND PROSPECTS.

The majority of our revenues to date has been derived from our  ObjectStore  object data  management product.  Revenues from our ObjectStore  product have declined in recent years.  Our future revenues from our  ObjectStore  product  offering will depend to a substantial  degree on our ability both to keep our  existing  customers  and to  attract  and  retain  new  customers  for these  products.  A significant  portion of our revenues to date has been derived from sales of our ObjectStore  product to customers in a limited number of industries,  such as the  telecommunications  industry,  some of which have been decreasing their rate of capital expenditures,  including  expenditures for products such as ObjectStore. We cannot assure you that we will be able to maintain demand for ObjectStore in the  telecommunications  industry or other  vertical  markets in which  ObjectStore  has been widely implemented.

If revenues from sales to customers in our  traditional  markets decline and we are unable to create increased demand for ObjectStore in new markets,  our revenues could decline, our ability to support the levels of  expenditure  we believe are necessary to support the growth of our business  could be impaired, and the our business and prospects could be significantly harmed.

OUR REVENUES AND RESULTS OF OPERATIONS MAY FLUCTUATE  SIGNIFICANTLY  ON A QUARTERLY OR ANNUAL BASIS,
WHICH COULD SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE.

Our revenues and results of operations have fluctuated significantly in the past, and we expect that they will continue to fluctuate  significantly from quarter to quarter and from year to year. If our revenues  or net  income for any  period  fall below the  expectations  of  securities  analysts  or investors,  the market price of our common  stock could fall  significantly.  Our future  results of operations in any period may fluctuate for many reasons, including:

o    The rate of market acceptance of our new products;

o    changes in the level of demand for our products;

o    the accuracy of our estimates of our revenues;

o    seasonal factors;

o    our ability to attract, retain and motivate qualified personnel;

o    the number, timing and significance of new products introduced by our competitors;

o    the length of the sales cycles associated with our offerings of products;

o    our ability to develop, market and introduce new and enhanced products on a timely basis;

o    the level of price competition;

o    the timing of collection of our accounts receivable;

o    changes in operating expenses;

o    changes in the percentages of our revenue that we receive from different products; and

o    general economic conditions.

Many of these factors are outside of our control.  Moreover,  because a  substantial  portion of our operating expenses, such as rent, employee compensation, marketing programs and overhead, are fixed, any of these  factors  could cause  significant  variations  in our  quarterly or annual  results of operations.

THE TIMING OF OUR RECEIPT OF SOFTWARE REVENUES WILL CAUSE OUR TOTAL REVENUES TO BE DIFFICULT TO PREDICT.

Historically,  our revenues have been  difficult to predict  because we typically  have received the majority  of our  revenues  from  sales of  software  in the  last  month  of each  quarter,  with a concentration  of  revenues  in the latter  half of that  month.  We expect  this  revenue  trend to continue.  This  pattern,  common to many  software  companies,  makes it  difficult to forecast our revenues  accurately,  increasing the possibility that we will fail to achieve quarterly revenue and income  targets.  Our inability to obtain orders in large volume or to make  shipments in the period immediately  before the end of the quarter  may cause our results for that  quarter to fall short of revenue and income targets. For these reasons, we believe that you should not rely on our historical results of operations as an indication of our future performance.

WE FACE  INTENSE  COMPETITION  AND MAY LOSE  BUSINESS  TO OUR  COMPETITORS,  MANY OF WHOM  HAVE MORE
EXPERIENCE AND RESOURCES THAN WE DO.

The  markets  for our  products  are  highly  competitive  and  subject to rapid  change.  We expect competition to intensify as the number of new technologies and entrants into our markets  increases.
Asera, Webmethods, TIBCO, Vitria, Seebeyond and Software AG all offer products that compete with our
XML-based products.  We also expect BEA Systems,  Oracle, IBM and Microsoft to release products that compete  with our  XML-based  products.  ObjectStore  competes  with  products  offered by  Computer
Associates,  Ipedo, Neocore, Versant,  Objectivity, IBM, Informix, Microsoft and Oracle. Many of our
competitors and potential competitors have more experience in developing software,  larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater  financial,  research and  development,  marketing  and other  resources  than we have.  Our competitors  may be able to develop  products  that are  superior  to ours or that  achieve  greater customer  acceptance.  Our  competitors  may be  able  to  respond  more  quickly  to  technological developments  and changes in customers'  needs. In addition,  negotiating and maintaining  favorable customer and strategic  relationships  is critical to our business.  Our  competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors  may  also  have  well-established  relationships  with  our  existing  and  prospective customers.  Increased  competition may result in reduced margins,  loss of sales or decreased market share, which could harm our business,  operating results and financial  condition.  Our inability to compete effectively could significantly harm our business.

OUR SOFTWARE IS COMPLEX AND MAY CONTAIN DEFECTS.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY  DEVELOP FUTURE ENHANCEMENTS TO OUR SOFTWARE PRODUCTS IN A TIMELY
AND EFFICIENT MANNER.

Because our software  products are complex,  internal quality  assurance testing or customer testing may reveal  product  performance  issues or desirable  feature  enhancements  that could cause us to postpone  releasing  new  versions of our  software.  In  addition,  the  reallocation  of resources associated with any postponement  could delay the development and release of future  enhancements to our currently available  software.  Our failure to complete future enhancements of our software in a timely and efficient manner could harm our revenues and results of operations.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES,  EVOLVING INDUSTRY STANDARDS AND CHANGING CLIENT
REQUIREMENTS.

Our success will depend, in part, on its ability to keep pace with:

o    rapidly changing technology;

o    evolving industry standards and practices;

o    frequent new product introductions and enhancements; and

o    changing user and client requirements and preferences.

To be  successful,  we must  adapt to our  rapidly  changing  market by  continually  improving  the performance,  features and reliability of our software products. We depend on our ability to produce innovative products to remain  competitive.  We could incur substantial costs to modify our software products  in order to adapt to  changes  in our  market.  Our  business  could be harmed if we incur significant  costs to adapt to these changes but do not generate  increased  revenues to cover these costs,  or if we are  unable to adapt  rapidly  to these  changes.  Any delay in the  release of our products or failure of released  products to meet market  expectations  regarding  functionality and features could undermine our competitive position.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

Our business depends, in part, on our intellectual  property rights and our ability to protect those rights. If we are unable to prevent our clients and others from obtaining and using our technologies without our permission,  our business could suffer serious harm. Currently,  we have few patents and patent applications. Existing trade secret and copyright laws afford only limited protection for our intellectual  property rights. Third parties may attempt to disclose,  obtain or use our software or technologies without our permission, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We may not detect infringement or misappropriation of our intellectual property,  which would result in lost revenues.
If third  parties  develop  technologies  that are  similar  or  superior  to ours,  we may not have sufficient rights to prevent the use of their  technologies,  which could seriously limit the market for our products.

OUR BUSINESS MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

Third parties may have or obtain patents,  copyrights or other intellectual property rights relating to technologies that are used in our products.  These third parties may assert  infringement  claims against us. If we are unsuccessful in any intellectual  property litigation,  we may be forced to do one or more of the following:

o    cease selling or using products that incorporate the challenged intellectual property;

o    obtain a  license,  which may not be  available  on  reasonable  terms,  if at all,  to use the relevant technology;

o    reconfigure our products to avoid using the relevant technology;

o    refund license fees or other payments that we have previously received; and

o    pay substantial damages for previous infringement.

We generally indemnify our clients against any third-party  intellectual  property claims. The award of one or more large  claims for  damages  against us or for which we have  indemnified  our clients could adversely affect our financial condition and results of operations.

We may need additional financing to remain competitive.

         WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE IF WE:

o    continue to generate substantial operating losses;

o    seek to expand faster than currently planned;

o    decide to accelerate our development of new or enhanced products ahead of schedule;

o    need to reduce our prices in response to competitive pressures; or

o    decide to acquire complementary products, businesses or technologies.

If we  cannot  raise the  funds we need,  we may be  unable  to  engage in these or other  necessary business  activities,  which could seriously harm our competitive  position.  Factors such as market conditions or our operating performance could impair our ability to obtain financing,  and we may be unable to raise funds on terms we find acceptable, if at all. If we raise funds by selling equity or convertible debt securities,  the sale may dilute your ownership  interest.  Moreover,  we may issue securities that have rights,  preferences and privileges senior to yours. The terms of any financing may include  restrictive  financial and operating  covenants that could limit our ability to compete and expand.

OUR INTERNATIONAL OPERATIONS MAY EXPOSE US TO ADDITIONAL RISKS.

We derive a  significant  portion of our  revenues  from sales by our  foreign  subsidiaries  and to distributors  outside the United  States.  Managing our  international  operations  can be difficult because of distance, as well as language and cultural differences. We cannot assure you that we will be able to  successfully  market and deliver,  or maintain or increase  demand for, our products and services in foreign markets.

         OTHER RISKS RELATED TO OUR INTERNATIONAL OPERATIONS INCLUDE:

o    fluctuations in currency exchange rates;

o    difficulties arising from staffing and managing foreign operations;

o    longer payment cycles and problems in collecting accounts receivable;

o    reduced protection for intellectual property rights in certain countries;

o    restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for foreign customers;

o    legal and regulatory requirements of different countries,  such as differing tax or labor laws;
     and

o    potential political and economic instability.

OUR  FUTURE  SUCCESS WILL ALSO DEPEND  SIGNIFICANTLY  UPON OUR ABILITY TO ATTRACT AND RETAIN  HIGHLY
SKILLED TECHNICAL, MANAGERIAL, SALES AND MARKETING PERSONNEL.

In order to achieve our business  objectives,  we must attract and retain highly skilled  technical, managerial,  sales and  marketing  personnel,  particularly  personnel  with  skills  related to the
Internet and its rapidly changing technologies.  The loss of a significant number of personnel could impair our ability to complete existing projects, bid for new projects,  complete the development or enhancement  of our  existing  products  or develop new  products.  Uncertainty  about our  business prospects or workforce  requirements  may make it more difficult for us to retain our key personnel.
Competition for personnel in the high technology  industry is intense,  and many competing employers are able to offer their employees significantly greater compensation and benefits or more attractive lifestyle choices, career paths, or geographic locations than we can provide.

LEGAL PROCEEDINGS AGAINST US MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We are subject to various legal  proceedings  and claims that have arisen in the ordinary  course of business  and  generally  relate to the  performance  of our  products  or involve  claims of former employees.  Although we do not believe that any of these legal proceedings or claims are material to our  business,  there can be no  assurance  that  resolving  these  matters will not have a material adverse impact on our financial condition or results of operations.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH IN USE OF THE INTERNET.

Our  business  will be  adversely  affected  if use of the  Internet  and the market for  enterprise commerce  management  solutions  do not  continue to develop or develop  more slowly than  expected.
Internet usage may be inhibited for a number of reasons, including:

o        inadequate Internet infrastructure;

o        security concerns;

o        inconsistent quality of service; or

o        unavailability of cost-effective, high-speed access services.

Demand and  market  acceptance  for  recently  introduced  products  are  subject to a high level of uncertainty.  Our future success will depend, in part, upon our ability to provide products that are accepted by existing and future clients as an integral part of their business models.

If use of the Internet  grows,  the Internet  infrastructure  may not be able to support the demands placed on it and the  performance  and  reliability  of the Internet  may  decline.  Many web sites, including those of our clients,  have  experienced a variety of  interruptions in their service as a result of outages and other delays  occurring  throughout the Internet  network  infrastructure.  If these outages or delays occur  frequently in the future,  use of the Internet could grow more slowly than anticipated or decline.

GOVERNMENT REGULATION OF, AND LEGAL UNCERTAINTIES SURROUNDING, THE INTERNET COULD HARM OUR BUSINESS.

Any new law or regulation  pertaining to the  Internet,  or the  application  or  interpretation  of existing  laws,  could  increase our cost of doing  business or otherwise  materially  and adversely affect our business,  results of operations and financial  condition.  Laws and regulations directly applicable to Internet  communications,  commerce and advertising  are becoming more prevalent.  The laws governing the Internet,  however, remain largely unsettled,  even in areas where there has been some  legislative  action.  It may take years to determine  whether and how existing laws  governing intellectual  property,  copyright,  privacy,  obscenity,  libel and taxation apply to the Internet.
Uncertainty in the application of existing laws may reduce demand for our products. In addition, the growth and development of e-commerce may prompt calls for more stringent  consumer  protection laws, both in the United States and abroad.

OUR COMMON STOCK IS LIKELY TO  EXPERIENCE  SUBSTANTIAL  PRICE AND VOLUME  FLUCTUATIONS,  WHICH COULD
ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The market prices and trading  volumes of our common stock have been highly  volatile and subject to wide  fluctuations.  We expect  that the market  price and trading  volume of our common  stock will continue to experience substantial  fluctuations in price and volume. As a result, you may be unable to sell your shares at or above the price at which you acquired your them.  These  fluctuations  may arise from many factors, including the following:

o    actual or anticipated variations in our quarterly operating results;

o    additions or departures of key personnel;

o    our level of operating expenses;

o    changes  in  securities  analysts'  recommendations  or  predictions  of our  future  financial performance;

o    announcements by us or our competitors of technological innovations, new products, acquisitions or strategic partnerships;

o    changes in business or regulatory conditions that affect us;

o    trading of our common stock;

o    developments with respect to intellectual property rights;

o    conditions and trends in the database, XML-based software and other industries;

o    changes in the market valuations of other companies in these industries;

o    adoption of new accounting standards affecting the industries in which we participate; and

o    general economic, political and market conditions unrelated to our operating performance,  such as recessions or international currency fluctuations.

Many of these factors are beyond our control. In addition, the stock market has recently experienced extreme price and volume  fluctuations that have  particularly  affected the market prices of equity securities  of many  companies  in the  database,  internet-related  software  and other  technology industries.  These  fluctuations  have often been  unrelated or  disproportionate  to the  operating performance of these companies.  These market  fluctuations may adversely affect the market price of our common stock.  Following  periods of volatility in the market price of a security,  stockholders have often instituted  securities class action litigation against the issuer of the security. If any of our stockholders  were to institute a lawsuit against us, we would likely incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time,  attention and resources of our management and result in substantial settlement or damages payments by us.

OUR COMMON STOCK MAY NOT  CONTINUE TO TRADE ON THE NASDAQ  NATIONAL  MARKET,  WHICH COULD REDUCE THE
VALUE OF YOUR INVESTMENT AND MAKE YOUR SHARES MORE DIFFICULT TO SELL.

In order for our common stock to trade on the Nasdaq National  Market,  we must continue to meet the listing standards of that market.  Among other things, those standards require that our common stock maintain a minimum  closing bid price of at least $1.00 per share.  Recently,  our common  stock has traded at prices near and below $1.00.  If we do not continue to meet  Nasdaq's  applicable  minimum listing  standards,  Nasdaq is likely to remove us from the Nasdaq National Market. Our removal from the Nasdaq  National  Market could hinder your ability to sell, or obtain an accurate  quotation for the price of, your shares of our common stock.  Removal could also  adversely  affect the perception among investors of us and our prospects, which could lead to further declines in the market price of our common stock.  Removal would also make it more  difficult and expensive for us to raise capital.
In  addition,  removal  might  subject us to a SEC rule that could  adversely  affect the ability of broker-dealers  to sell or make a market in our common stock,  thus  hindering  your ability to sell your shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face exposure to certain market risks,  primarily  adverse movements in foreign currency exchange rates and changes in interest  rates.  We have not invested in derivative  instruments or derivative commodity  instruments. (We believe that the fair value of other financial  instruments reflected in our  consolidated  balance sheets does not represent a significant  market risk due to the nature of these instruments and their short-term maturities.  We also do not believe that our future earnings, fair  values  and/or  cash flows are  subject to risk of  material  near term loss due to changes in market rates or prices that we consider to be  reasonably  possible in the near term.) However,  our exposure to market  risk may change over time as our  business  practices  evolve,  and could in the future materially  adversely affect our financial  condition and results of operations.  Our primary exposure  has been  related to local  currency  revenue  and  operating  expenses  in Europe and the
Asia/Pacific region.

FINANCIAL RISK MANAGEMENT

The carrying  amounts  reflected in the consolidated  balance sheets for cash and cash  equivalents, accounts receivable and accounts payable approximate fair value at the balance sheet date due to the short maturities of these instruments.

Our exposure to market rate risk for changes in interest  rates relates  primarily to our investment portfolio.  We  have  not  used  derivative  financial  instruments  in  our  investment  portfolio.
Information  about our  investment  portfolio  is set  forth in Note C of Notes to the  Consolidated
Financial Statements included elsewhere in this Report and is incorporated herein by reference.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are  classified as available for sale, and  consequently,  are recorded on the balance sheet at fair value with  unrealized  gains or losses  included  in  stockholders'  equity.  To date,  we have not experienced  material losses on our investments.  We place our investments with high-quality issuers and, by policy,  limit the amount of credit exposure to any one issuer.  Given the short  maturities and  investment  grade  quality of the  portfolio  holdings at December  31,  2001,  a sharp rise in interest  rates  should  not have a  material  adverse  impact on the fair  value of our  investment portfolio.

FOREIGN CURRENCY RISK

Fluctuations  in  exchange  rates can  adversely  affect our  results of  operations  and  financial position.  The  financial  statements of our  international  subsidiaries,  all of whose  functional currencies are the local currency,  are translated  using exchange rates in effect at the end of the period for assets and  liabilities  and  average  exchange  rates  during the period for  results of operations.  Foreign  currency  translation  adjustments  are  recorded as a separate  component  of stockholders'  equity,  and also are included in reporting  comphrensive  income.  We also engage in transactions denominated in foreign currencies.  Gains and losses from these transactions,  which to date have been immaterial, are reflected in the results of operations. The impact of future exchange rate  fluctuations  on our results of  operations  and  financial  condition  cannot  accurately  be predicted. We do not engage in foreign currency hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10-K:

ITEM                                                                         PAGE NO.

Report of Independent Accountants                                               23

Consolidated Balance Sheets as of December 31, 2001 and 2000                    24

Consolidated Statements of Operations for the three
years ended December 31, 2001, 2000 and 1999                                    25

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 2001, 2000 and 1999                                    26

Consolidated Statements of Cash Flows for the three
years ended December 31, 2001, 2000 and 1999                                    27

Notes to Consolidated Financial Statements                                      28

Report of Independent Accountants on Financial
Statement Schedule                                                              42

Schedule II - Valuation and Qualifying Accounts                                 43

                                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of eXcelon Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations,  stockholders'  equity, and cash flows present fairly, in all material respects,  the financial  position of eXcelon  Corporation and its  subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2001 in conformity with accounting  principles  generally accepted in the United States of America.  These financial  statements are the  responsibility  of the Company's  management;  our responsibility  is to express  an opinion on these  financial  statements  based on our  audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance  about  whether  the  financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the amounts  and  disclosures  in the financial  statements,  assessing the accounting  principles used and significant  estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2002

eXcelon Corporation
Consolidated Balance Sheets
(in thousands except for per share amounts)
                                                                          =============================
                                                                                    December 31,
                                                                                    2001         2000
                                                                          -----------------------------
Assets

Current assets:
     Cash and cash equivalents                                                   $25,765         $6,848
     Restricted cash and cash equivalents                                          3,100            200
     Short-term investments                                                          309          9,012
     Accounts receivable, net of allowance for doubtful
     accounts of $857 in 2001 and $1,066 in 2000
                                                                                   8,908         13,767
     Prepaid expenses and other current assets                                     3,106          1,826
                                                                          -----------------------------
Total current assets                                                              41,188         31,653

Property and equipment, net                                                        7,942          6,233
Marketable securities                                                                  -            610
Intangibles, net                                                                     970          1,118
Other assets                                                                       2,530          1,132
                                                                          -----------------------------
Total assets                                                                     $52,630        $40,746
                                                                          =============================

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                            $ 5,789        $ 4,418
     Accrued expenses                                                              3,187          3,006
     Accrued restructuring and exit costs                                          4,279              -

     Accrued compensation                                                          1,708          3,511
     Deferred revenue (current portion)                                            5,687          8,188
                                                                          -----------------------------
Total current liabilities                                                         20,650         19,123

Deferred revenue (net of current portion)                                            547            323
                                                                                       -              -
Commitments and contingencies (Note D and Note M )

Stockholders' equity:
  Preferred stock, $.01 par value; authorized                                          -              -
       5,000 shares; no shares issued or outstanding
  Common stock, $.001 par value; authorized 200,000 shares;                           58             30
     57,728  and 29,551 shares issued and outstanding in 2001 and
     2000, respectively
  Additional paid-in capital                                                     161,119         70,929
  Unearned compensation                                                                -         (1,127)
  Accumulated deficit                                                           (127,623)       (46,065)
  Accumulated other comprehensive loss                                            (2,121)        (1,894)
  Advances to stockholders                                                             -           (573)
                                                                          ------------------------------
Total stockholders' equity                                                        31,433         21,300
                                                                          ------------------------------
Total liabilities and stockholders' equity                                       $52,630       $40,746
                                                                          ==============================

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

---------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
                                                             2001             2000            1999
---------------------------------------------------------------------------------------------------
Revenues:
   Software                                                 $21,744         $43,118       $ 36,623
   Services                                                  27,447          27,229         24,187
---------------------------------------------------------------------------------------------------
   Total revenues                                            49,191          70,347         60,810
Cost of revenues:
   Cost of software                                           1,096           2,921          2,380
   Cost of services                                          16,322          18,059         12,931
---------------------------------------------------------------------------------------------------
   Total cost of revenues                                    17,418          20,980         15,311

Gross profit                                                 31,773          49,367         45,499

Operating expenses:
   Selling and marketing                                     33,783          41,730         36,426
   Research and development                                  13,091          12,859         10,292
   General and administrative                                10,352           7,157          6,054
   Restructuring                                              2,442               -            945
   Impairment of intangibles                                 54,381               -              -
---------------------------------------------------------------------------------------------------
   Total operating expenses                                 114,049          61,746         53,717
---------------------------------------------------------------------------------------------------
Operating loss                                              (82,276)        (12,379)        (8,218)
Other income, net                                               718           1,368          1,117
---------------------------------------------------------------------------------------------------
Loss before income taxes                                    (81,558)        (11,011)        (7,101)
Provision for income taxes                                        -               -             43
---------------------------------------------------------------------------------------------------
Net loss                                                   $(81,558)       $(11,011)       $(7,144)
---------------------------------------------------------------------------------------------------

Net loss per share - basic                                  $ (2.14)         $(0.38)        $(0.25)

Weighted average number of common
Shares outstanding - basic                                   38,086          29,348         28,362
---------------------------------------------------------------------------------------------------
Net loss per share - diluted                                $ (2.14)         $(0.38)        $(0.25)

Weighted average number of common and common
equivalent shares outstanding - diluted                      38,086          29,348         28,362
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
-----------------------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                              Accumulated
                                                    Additional                                  Other
                                            Common   Paid-In   Unearned  Treasury Accumulated Comprehensive Advances to       Comprehensive
                                            Stock    Capital Compensation  Stock    Deficit     (Loss)     Stockholders Total    (Loss)
                                            -----    ------- ------------  -----   -------      ------     ------------ -----   -------
                                           -------------------------------------------------------------------------------------
Balance at December 31, 1998                 $   28  $ 65,139  $   (162)   $ (251) $(27,910)  $(1,406)  $   (687)  $  34,751
                                           -------------------------------------------------------------------------------------
 Purchase of treasury stock shares                                           (247)                                      (247)
 Issued for employee stock plan and option
   plans                                          1     1,526                 498                                      2,025
 Unearned compensation related to option
   grants                                               1,125    (1,125)                                                   0
 Amortization of unearned compensation                              228                                                  228
 Forgiveness of stockholder loan                                                                             114         114
 Net unrealized loss on marketable securities                                                     (67)                   (67)         (67)
 Foreign currency translation adjustment                                                         (147)                  (147)        (147)
 Net loss                                                                            (7,144)                          (7,144)      (7,144)
                                                                                                                                 ----------
 Comprehensive loss                                                                                                              $ (7,358)
                                           ------------------------------------------------------------------------------------- ----------
Balance at December 31, 1999                     29    67,790    (1,059)        -   (35,054)   (1,620)      (573)    $29,513
                                           -------------------------------------------------------------------------------------
 Purchase of treasury stock shares
 Issued for employee stock plan and option
   plans                                          1     2,224                                                          2,225
 Unearned compensation related to option
   grants                                                 915      (915)                                         0
 Amortization of unearned compensation                              847                                        847
 Net unrealized gain on marketable  securities                                                     73                     73           73
 Foreign currency translation adjustment                                                         (347)                  (347)        (347)
 Net loss                                                                           (11,011)                         (11,011)     (11,011)
                                                                                                                                 ----------
 Comprehensive loss                                                                                                              $(11,285)
                                           ------------------------------------------------------------------------------------- ----------
Balance at December 31, 2000                 $   30  $ 70,929 $  (1,127)   $    -  $(46,065)  $(1,894)     $(573)    $21,300
                                           ------------------------------------------------------------------------------------------------
 Issued for employee stock plan and option
   plans                                          1       718                                                            719
 Amortization of unearned compensation                            1,127                                                1,127
 Net unrealized gain on marketable securities                                                    (168)                  (168)        (168)
 Foreign currency translation adjustment                                                          (59)                   (59)         (59)
 Forgiveness of  Stockholder Debt                                                                            573         573
 Issuance of stock and options related to
  purchase of C-Bridge Internet Solutions,
   Inc.                                          27    89,472                                                         89,499
 Net loss                                                                           (81,558)                         (81,558)     (81,558)
                                                                                                                                 ----------
 Comprehensive loss                                                                                                              $(81,785)
                                           ------------------------------------------------------------------------------------- ----------
Balance at December 31, 2001                   $ 58  $161,119       $ -      $  - $(127,623)  $(2,121)      $  -    $ 31,433
                                           ------------------------------------------------------------------------------------- ----------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(in thousands)

-----------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
                                                                    2001         2000       1999
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                      $ (81,558)   $ (11,011)    $ (7,144)
   Adjustments to reconcile net loss to net
     Cash provided by (used for) operating activities:
     Depreciation and amortization                                   4,094        4,578        3,285
     Amortization of unearned compensation                           1,127          847          228
     Bad debt expense                                                  375          587        1,007
     Loss on forgiveness of loan                                       785            -            -
     Loss on impairment of intangibles                              54,381            -            -
     Other                                                              91            -          276
Changes in operating assets and liabilities - net of business acquired
     Accounts receivable                                             9,104         (365)         679
     Prepaids and other current assets                                 379       (1,208)        (200)
     Other assets                                                      329         (112)        (286)
     Accounts payable and accrued expenses                          (8,208)         124        1,415
     Accrued restructuring                                           4,279            -            -
     Deferred revenue                                               (4,432)         946        2,344
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities               (19,254)      (5,614)       1,604
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                             (925)      (3,722)      (3,027)
     Purchased software                                                  -         (370)      (1,151)
     Cash acquired, net                                             29,096            -            -
     Purchases of marketable securities                             (1,399)     (21,235)     (13,048)
     Proceeds from maturities and sales of
        marketable securities                                       10,733       21,833       12,898
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                37,505       (3,494)      (4,328)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                           719        2,225        2,025
     Purchase of treasury stock                                          -            -         (247)
     Principal payments on borrowings                                  (19)         (17)         (13)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              700        2,208        1,765
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               (234)         101          (40)
Net change in cash and cash equivalents                             18,717       (6,799)        (999)
Cash and cash equivalents, beginning of year                         6,848       13,647       14,646
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                             $25,765      $ 6,848     $ 13,647
-----------------------------------------------------------------------------------------------------

Supplemental cash flow information:
     Interest paid                                                   $   2       $    -        $   6
     Income taxes paid                                                  15           14           95
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

EXCELON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

We are a leading  provider of data  management  software  designed to accelerate the  performance of distributed  applications  that are built using Extensible Markup Language ("XML") and Java and that are deployed on market-leading  software platforms.  Our core products,  the eXtensible  Information
Server ("XIS"),  ObjectStore and Javlin,  enhance the speed,  flexibility,  scalability and run-time availability  of Web services and  distributed  applications,  which can generate  substantial  cost savings and significant  competitive  advantage for large and mid-sized  enterprises.  Our customers include leaders in their  respective  industries,  such as Philips,  Amazon.com,  Swiss Re: Life and
Health and NTT DoCoMo.  Our products are marketed and sold worldwide through our direct sales force, systems  integrators,  independent  software vendors,  international  distributors and other channel partners.  We operate in a single  industry  segment:  computer  software and related  services.  In
January 2000, we changed our legal name from Object Design, Inc. to eXcelon Corporation.

BASIS OF PRESENTATION

The consolidated  financial  statements  include the accounts of parent company and its wholly-owned subsidiaries,  including our operations outside the United States.  The financial  statements at and for the period ending December 31, 2001 reflect our acquisition of C-bridge Internet Solutions, Inc.
("C-bridge") on September 19, 2001 and include the assets and liabilities of the acquired company at
December 31, 2001 and the results of its  operations  from  September 19, 2001 through  December 31,
2001. All significant  intercompany  balances and transactions have been eliminated in the financial statements.  Certain  reclassifications have been made for consistent  presentation.  We prepare our financial  statements  under  accounting  principles  generally  accepted in the United  States that require  management  to make  estimates  and  assumptions  that affect the amounts  reported and the related disclosures. Actual results could materially differ from these estimates.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting  principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities  and  disclosures  of  contingent  assets and  liabilities  at the date of the financial statements  and the reported  amounts of revenue and expenses  during the reporting  period.  Actual results could differ from those estimates.

REVENUE RECOGNITION

We derive our revenue from sale of software licenses,  software royalties,  professional consulting, training, maintenance and support services.

When we sell software separately,  or together with other services that are not considered essential to the functionality of the software product, we recognizes revenue in accordance with the Statement of Position 97-2, "Software Revenue Recognition"  Pursuant to SOP97-2, we recognize software license revenue upon  delivery,  provided  persuasive  evidence of an  arrangement  exists,  no  significant obligations with regard to installation or implementation of the software remain,  fees are fixed or determinable  and collection of receivables is reasonably  assured,  and customer  acceptance,  when applicable, has been obtained

For  arrangements  with multiple  obligations  (incluning for example,  obligations  for undelivered maintenance  and  support),  we allocate  revenue to each  component  of the  arrangement  using the residual value method based on the vendor specific  objective  evidence  ("VSOE") of the undelivered elements.  VSOE of the ongoing maintenance  obligations are based upon separate sales of renewals to other customers or upon substantive renewal rates quoted in the contracts. VSOE of services, such as training or consulting,  is based upon separate sales by us of these services to other customers. If evidence of VSOE for each element of the arrangement does not exist, all revenue for the arrangement is  deferred  until such time as  evidence  of fair value  does exist or until all  elements  of the arrangement are delivered.

When software licenses are sold concurrently with other services,  and those services are considered essential to the functionality of the software product,  we will recognize both software revenue and services  revenue using the  percentage of completion  method in accordance  with the  provisions of
Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain  Production
Contracts" ("SOP 81-1").  Revenue is recognized  based upon costs  incurred as a percentage of total estimated  costs for that  contract.  Provisions for estimated  losses on uncompleted  contracts are recorded in the period in which such losses become probable based on the current contract estimates.

We also sell some consulting services separately from sales of our software products. These services are generally  billed on a time and materials  basis,  and we generally  recognize  revenue as these services are performed.  However,  if the consulting  agreement is a fixed fee arrangement,  we will recognize  services  revenue  using the  percentage  of  completion  method in  accordance  with the provisions of SOP 81-1, as described above.

We recognize revenue for maintenance  services ratably over the contract term. Our training services are billed on hourly rates, and we generally recognize revenue as these services are performed.

CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

Our  cash  is  invested  in  debt  instruments  of  financial  institutions,   government  entities,
corporations,  and money market funds. We have  established  guidelines  relative to credit ratings, diversification and maturities that are intended to maintain low investment risk and liquidity. Cash equivalents  include highly liquid  investments  with maturity  periods of three months or less when purchased.  Short-term  investments  include those  investments  with  maturities in excess of three months but less than one year. Long-term  marketable  securities are those with maturities in excess of one year. Cash equivalents and short-term and long-term  marketable  securities are classified as available  for sale and  reported  at fair  value  with  unrealized  gains and  losses  included  in stockholders' equity. We have not had any significant realized losses related to our investments.

Restricted  cash in the  amounts of $3.1  million and $0.2  million at  December  31, 2001 and 2000, respectively,  consists of certificates of deposits and treasury bills held for irrevocable  standby letter of credit that are security  deposits  pursuant to operating  leases for premises  located in
Massachusetts, California, and Michigan. The cash classified as short-term relates to leases that we expect to terminate within the next twelve months.

PROPERTY AND EQUIPMENT

Our property and equipment are stated at cost. We provide for depreciation  using the  straight-line method over the estimated useful lives of the assets as follows:

    ASSET CLASSIFICATION                       ESTIMATED USEFUL LIFE
    Computer equipment                               3-4 years
    Purchased computer software                      3-4 years
    Office equipment                                 3-4 years
    Furniture and fixtures                           3-5 years
    Leasehold improvements             Shorter of lease term or estimated useful life.

Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the asset  disposed of and the related  accumulated  depreciation  are removed from the accounts and any resulting gain or loss is credited or charged to other income.

FOREIGN CURRENCY

For our foreign operations,  the functional  currency is the local currency.  Assets and liabilities are translated at rates in effect at the balance sheet date and translation adjustments are recorded in  stockholders'  equity and are  included  as a  component  of  comprehensive  income or loss.  We translate  statement of operations  amounts at average rates for the period.  Transaction  gains and losses are recorded in other income and expense in the statement of  operations.  Transaction  gains and losses were immaterial to date.

CONCENTRATIONS OF CREDIT RISK

The amounts  reflected in the consolidated  balance sheets for cash and cash  equivalents,  accounts receivable  and  accounts  payable  approximate  their  fair  value due to their  short  maturities.
Financial  instruments that potentially subject us to concentration of credit risk consist primarily of investments  and trade  receivables.  Our cash,  cash  equivalents  and investments are held with financial institutions with high credit standings. We sell to a broad base of customers representing various geographic locations and industries. We perform ongoing credit evaluations of our customers, but do not require  collateral or other  security to support our customer  receivables.  We maintain reserves for potential credit losses, and such losses have been within our expectations.

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

INCOME TAXES

Our income tax expense includes  applicable U.S. and  international  income taxes.  Certain items of income and expense are not reported in tax returns and financial  statements  in the same year.  The tax effects of these  differences are reported as deferred tax assets and liabilities.  Deferred tax assets are  recognized,  net of  valuation  allowances,  for the  estimated  future  tax  effects of deductible  temporary  differences  and tax  operating  loss and  credit  carryforwards.  Changes in deferred tax assets and  liabilities  are recorded in the provision  for income  taxes.  We record a valuation allowance against the net deferred tax assets, based upon the available evidence,  that it is more  likely  than not that some or all of the  deferred  tax  assets  will not be  realized.  We evaluate the recoverability of the deferred tax assets and the level of the valuation allowance on a quarterly basis.

PURCHASED SOFTWARE

Purchased  software  includes  the  cost  of  purchased  third-party  software,  net of  accumulated amortization.  Amortization is provided using the straight-line method over periods ranging from one to five years.  Accumulated  amortization amounted to $4,002,251 and $3,917,679 at December 31, 2001 and 2000, respectively.  Amortization expense was $529,572,  $1,271,892 and $1,221,616 for the years ending December 31, 2001, 2000 and 1999, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Upon  indication of possible  impairment,  we evaluate the  recoverability  of long-lived  assets by measuring the carrying amount of the assets against the related estimated  undiscounted  future cash flows.  When an evaluation  indicates that the future  undiscounted cash flows are not sufficient to recover the carrying value of the asset,  the asset is adjusted to its estimated fair value. In 2000 and 1999 we wrote off $777,787 and  $552,222,  respectively,  of  purchased  technology  when it was determined that the expected future cash flows resulting from these acquired  technologies  would be immaterial. These charges are included in cost of software sold.

As  described in Note E, we recorded an  impairment  charge of $54.4  million in the quarter  ending
December 2001, relating to goodwill acquired in connection with our acquisition of C-bridge.

ADVERTISING COSTS

Advertising costs are charged to operations as incurred.  Advertising costs were  approximately $1.3 million,  $3.1  million and $1.7  million in the years ending  December  31,  2001,  2000,  and 1999 respectively.

COMPREHENSIVE LOSS

Other  comprehensive loss includes certain changes in equity that are excluded from net loss such as currency  translation  adjustments  and  unrealized  gains (losses) on  investments.  The individual components of comprehensive loss are included in the consolidated statements of stockholder's equity for the year ended December 31, 2001,  2000 and 1999. For the years ending  December 31, 2001,  2000 and  1999,  there  is no  income  tax  expense  of  benefit  allowable  to the  components  of other comprehensive income.

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

NET LOSS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the  weighted-average number of common shares outstanding for the period. Diluted (loss) per share is computed by dividing net income (loss) by the sum of the  weighted-average  number of common shares  outstanding  for the period plus the number of common shares issuable upon the assumed exercise of all dilutive potential common shares, such as stock options. The following is a calculation of basic and diluted net income
(loss) per share:

(in thousands, except per share amounts):

BASIC AND DILUTED NET LOSS PER SHARE                    2001             2000              1999

Net loss                                            $ (81,558)       $ (11,011)          $(7,144)

Weighted average common shares outstanding             38,086           29,348            28,362

Basic net loss per share                              $ (2.14)         $ (0.38)          $ (0.25)

Options to purchase  22,933,472,  4,600,008 and 3,977,643,  shares of common stock were  outstanding during  2001,  2000 and 1999,  respectively,  but were not included in the  computations  of diluted earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business  Combinations" and SFAS No. 142, "Goodwill and
Other  Intangible  Assets."  SFAS No. 141 requires that all business  combinations  be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from  goodwill.  SFAS No. 142 requires  that ratable  amortization  of goodwill be replaced with periodic tests of the goodwill's  impairment  and that  intangible  assets other than goodwill be amortized  over their useful lives.  SFAS No's. 141 and 142 are effective for all business combinations  initiated after June 30, 2001 and for all business combinations accounted for by the purchase  method for which the date of  acquisition is after June 30, 2001. We will adopt
SFAS No.  142  during  the first  quarter  of 2002.  As  discussed  in Note E, we have  recorded  an impairment  charge  related to goodwill of $54.4 million in the fourth  quarter  2001.  Because that entire goodwill  balance was written off in the fourth quarter of 2001, our adoption of SFAS No. 142 is not expected to materially impact our financial results in future periods.

In October  2001,  the FASB issued  SFAS No.  144,  "Accounting  for the  Impairment  or Disposal of
Long-Lived  Assets." SFAS 144 supersedes  FASB Statement No. 121,  "Accounting for the Impairment of
Long-Lived  Assets and for Long-Lived  Assets to Be Disposed of." SFAS 144 applies to all long-lived assets  (including  discontinued  operations) and consequently  amends  Accounting  Principles Board
Opinion No. 30 (APB 30),  "Reporting  Results of Operations - Reporting the Effects of Disposal of a
Segment of a  Business."  SFAS 144 is effective  for  financial  statements  issued for fiscal years beginning after December 15, 2001, and will thus be adopted by us, as required,  on January 1, 2002.
Management  is  currently  determining  what  effect,  if any,  SFAS 144 will have on our  financial position and results of operations.

B. PROPERTY AND EQUIPMENT:

Our property and equipment consisted of the following, in thousands:

                                                             December 31,       December 31,
                                                                2001              2000
                                                          -----------------  -----------------
Computer and computer-related equipment                        $11,669           $ 9,895
Office equipment and furniture                                   1,630             1,532
Purchased computer software                                      3,093             2,182
Leasehold improvements                                           2,522             2,609
                                                               -------           -------
                                                                18,914            16,218
Less accumulated depreciation and amortization                 (10,972)           (9,985)
                                                               --------          --------
                                                               $ 7,942           $ 6,233

Depreciation  expense was  $3,528,622,  $2,063,000  and  $1,897,000 for the years ended December 31,
2001, 2000 and 1999, respectively.

C. MARKETABLE SECURITIES:

The fair values of our investments  have been determined  through  information  obtained from market sources.  We use the specific  identification  cost method to determine the gross realized gains and losses on the sale of our  securities.  Realized  gains and losses on the sale of  investments  were immaterial for all periods presented in the consolidated financial statements.  Net unrealized gains and losses are recorded as accumulated  other  comprehensive  loss.  Marketable  securities  held as available for sale can be summarized as follows, in thousands:

                                                                               GROSS       GROSS
DECEMBER 31, 2001                                     AMORTIZED              UNREALIZED  UNREALIZED
                                                        COST     FAIR VALUE     GAINS      LOSSES
                                                      ---------  ----------  ----------  ----------
 U.S. Government obligations                          $ 20,222     $ 20,231        $ 9           -
 Corporate obligations                                     350          350          -           -
 Other                                                   2,863        2,863          -           -
      Total investments                               $ 23,435     $ 23,444        $ 9           -

Amounts included in:
Cash and cash equivalents                              $23,135      $23,135          -           -
Short-term investments                                     300          309          9           -
Marketable securities, non-current                           -            -          -           -
     Total                                            $ 23,435      $23,444          9           -

December 31, 2000

 U.S. Government obligations                            $1,952      $ 1,959        $ 7        $  -
 Corporate obligations                                  10,505       10,507          6          (4)
 Other                                                     641          641          -           -
      Total investments                               $ 13,098     $ 13,107       $ 13         $(4)

Amounts included in:
Cash and cash equivalents                              $ 3,485      $ 3,485       $ --        $  -
Short-term investments                                   9,010        9,012          6         (4)
Marketable securities, non-current                         603          610          7           -
     Total                                            $ 13,098     $ 13,107       $ 13       $(4)

At December 31, 2001, the contractual  maturities of our short-term  investments  available for sale ranged from over 3 months to 9 months.

D. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

We lease office  facilities and certain  equipment under operating  leases expiring at various dates through 2007. In addition to rent,  certain leases require us to pay directly for taxes,  insurance, maintenance, and other operating expenses. Rent expense for properties and equipment currently being used was approximately $4.6 million,  $3.8 million and $3.8 million for the years ended December 31,
2001, 2000 and 1999, respectively. Our Burlington office lease includes a rent escalation clause. In connection with the  restructuring  and exit activities  described in Note H, the Company has exited three  properties  whose  leases were  acquired  as part of the  C-bridge  acquisition.  These three locations  currently cost  approximately $1.6 million per year in operating lease costs. At December
31, 2001, our future minimum lease payments under operating leases are as follows, in thousands:

                                                  OPERATING
                                                   LEASES

2002                                              $ 4,455
2003                                                3,785
2004
                                                    2,580
2005                                                2,027
2006                                                1,010
Thereafter                                            984
                                                 --------
Total future minimum lease payments              $ 14,841

INVESTMENTS

As a result of the acquisition of C-bridge,  we assumed an obligation  under an investment  contract with William Blair New World Ventures,  L.P. ("the Fund"). Our total  subscription  commitment under the contract is $1,000,000. At the date of the merger, C-bridge had invested $290,000 the fund. From
September 19, 2001 through  December 31, 2001, we invested another $105,000 in the Fund. This amount is included in other assets on the balance sheet as of December 31, 2001.

E. ACQUISITION:  (IN THOUSANDS)

On September 19, 2001, eXcelon acquired all of the outstanding common stock of C-bridge,  by merging a wholly-owned subsidiary of eXcelon into C-bridge.  The results of C-bridge's  operations have been included in the consolidated financial statements since the acquisition date.

The purchase price of $93,332 is summarized as follows:

Common Stock (a)                    $64,319
Common Stock Options (b)             25,180
Transaction fees (c)                  3,833
                                    -------
Total Purchase Price                $93,332
                                    =======

(a)  eXcelon  issued  27,138,734  shares of common stock  (calculated  by using an exchange ratio of
     1.2517 of eXcelon stock for each share of C-bridge  stock)  multiplied  by the average  closing stock price at the time of the announcement of eXcelon stock of $2.37 per share.
(b)  eXcelon assumed all the outstanding  options to purchase C-bridge common stock using the number of C-bridge  stock options  outstanding  on the closing date and the exchange  ratio of 1.2517.
     eXcelon assumed options to purchase 15,910,045 shares of eXcelon stock. The fair value of these options was determined using the Black-Scholes model and the following assumptions: an expected option volatility of 130%, an average  risk-less rate of return of approximately  4.0% and zero expected dividend yield.
(c)  eXcelon incurred transaction fees of $3,833 consisting primarily of investment banking,  legal, accounting and printing fees.

The  acquisition  was accounted for as a purchase  business  combination in accordance with SFAS No.
141. Under this  accounting  treatment,  the purchase price is allocated to the assets  acquired and liabilities  assumed based on the estimated  fair values on the date of  acquisition.  The following table summarizes the allocation of the purchase price (in thousands):

Cash acquired (including restricted cash of $2.9M)                 $35,853
Other current assets                                                 6,703
Property, plant and equipment                                        4,907
Goodwill and other intangibles                                      54,812
Other assets                                                         3,217
                                                                   -------
   Total assets acquired                                           105,492
                                                                   -------
Current liabilities                                                 (6,742)
Exit costs of C-bridge                                              (5,418)
                                                                   -------
Total liabilities assumed                                          (12,160)
                                                                   -------
Net assets acquired                                                $93,332
                                                                   =======

$430,000 of the excess purchase price of $54.8 million has been allocated to identifiable intangible assets in accordance  with SFAS No. 142 and is being  amortized  over their  estimated life which is three years. Amortization expense for these intangible assets for the period from September 19, 2001 to December 31, 2001 was $36,000. In accordance with the transition  provisions of SFAS No. 142, the remaining $54.4 million of goodwill is not subject to amortization.

Exit costs related to the C-bridge  acquisition  are  approximately  $5.4 million.  Included in this amount is $1.5  million of severance  costs for former  C-bridge  employees  that were laid off as a result of the merger and  approximately  $3.9  million in  expected  costs  associated  with  office closures of former C-bridge  locations.  It is possible that within the next nine months we may need to update  these exit costs.  At  December  31, 2001 $1.1  million of the  severance  costs and $2.7 million of office closure costs have yet to be paid. It is expected that these costs will be paid by
December 31, 2002.

After  completing  the merger and reducing our expense run rate through  restructuring,  we believed that revenues would exceed expenses in the short term, allowing the newly-combined company to return to  profitability.  However,  our  revenues  declined  again in the fourth  quarter,  resulting in a larger-than-expected  operating  loss of $4.9  million  for the  quarter  before  our  write-off  of goodwill.  We also ended 2001 with lower  consulting  bookings than was forecasted.  We announced an additional  restructuring  on January 7, 2002 to further reduce  expenses and in particular cut back significantly  the personnel  related to sale and delivery of the  traditional  C-bridge  consulting business.

Due to these  events,  we  performed  a review of the  goodwill  in the  fourth  quarter of 2001 and determined that an impairment existed.  Our analysis was based on the guidance provided in SFAS 121,
"Accounting for the Impairment of Long-lived  Assets for Long-lived  Assets to be Disposed of." As a result of the sum of the expected cash flows  (undiscounted and without interest charges) being less than the carrying  amount of the  goodwill,  an analysis was performed to determine  impairment.  We determined  that the present  value of the sum of the  estimated  future cash flows of the  C-bridge business  was low enough to require  the full $54.4  million  dollars of  purchased  goodwill  to be written off.

The results of operations  of C-bridge  have been  included in our results of  operations  since the
September  19, 2001  acquisition  date.  The following  summary,  prepared on an unaudited pro forma basis, presents the condensed consolidated results of operations for the twelve-month periods ending
December 31, 2001, 2000 and 1999, respectively, assuming C-bridge had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                    December 31,      December 31,
                                                       2001              2000

Revenue                                               $ 83,109         $ 153,317
Net loss (including $54.4 impairment
charge)                                               (114,460)          (73,097)
Basic and diluted net loss per share                     (2.01)            (1.58)

F. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

We are authorized to issue up to 5,000,000  shares of Preferred Stock,  $.01 par value,  with rights and terms to be  determined  by our Board of  Directors  without  the need for  further  shareholder approval.  As of December 31, 2001 and 2000, there were no issued or outstanding shares of Preferred
Stock.

STOCK REPURCHASE PROGRAM

In November  1998, our Board of Directors  authorized a stock  repurchase  program  whereby we could purchase up to 2,000,000  shares of our Common  Stock to meet  requirements  of our  employee  stock option and stock purchase  plans.  No minimum number or value of shares to be repurchased  was fixed nor was a time limit as to the duration of the program  established.  During the year ended December
31,  1999 we  repurchased  37,000  and shares of our Common  Stock at a cost of  $247,000.  All such repurchased  shares were subsequently  reissued through employee stock option exercises during 1999.
During the years ending December 31, 2001 and 2000, there were no stock repurchases by the Company.

EMPLOYEE STOCK PURCHASE PLAN

We offer an employee stock purchase plan for all eligible employees. Under the plan, up to 2,200,000 shares of our common  stock may be  purchased  at 85% of the lower of the fair  market  value of the stock on the first day or the last day of each  six-month  offering  period.  Employees may elect to have up to 6% of their base pay withheld and applied toward the purchase of shares in each offering, up to a maximum of $25,000  withheld  in any year.  In 2001 and 2000,  we issued  569,417 and 89,208 shares pursuant to the plan at average purchase prices of $0.61 and $5.75, respectively. At December
31, 2001, 1,374,123 shares were reserved for future issuance under the plan.

STOCK OPTION PLANS

We have four stock option plans,  including  two stock option plans  currently in effect under which future grants may be issued.  In total for all plans,  39,892,045  shares have been  authorized  for grant or assumed through the C-bridge acquisition.  Our 1996 Incentive and Nonqualified Stock Option
Plan  ("1996  Plan")  authorizes  grants of options to  purchase up to  7,700,000  shares.  Our 1997
Nonqualified  Stock Option Plan ("1997  Plan")  authorizes  the grant to employees of the Company of nonqualified options to purchase up to 7,500,000 shares. Stock options generally have a maximum term of ten years and vest over  periods  ranging from one to five years.  At December  31,  2001,  total authorized  but unissued  shares under our stock option  plans were  27,466,580  of which  5,371,112 options were available for grant.

Stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                Year Ended December 31,
                                 2001                        2000                      1999
                                                                 Weighted
                          Number      Weighted         Number     Average        Number      Weighted
                            Of        Average            Of       Exercise         Of        Average
                         Options   Exercise Price      Options    Price          Options   Exercise Price
                         -------   --------------      -------    ---------      -------   --------------
Outstanding at
  Beginning  of year     10,040,487     $ 5.89        6,848,304     $ 4.32      4,675,344     $ 4.16
Granted                  22,867,823       4.33        4,383,050       8.17      5,111,050       4.75
Cancelled               (9,910,536)       6.72        (649,819)       7.12    (2,186,151)       5.74
Exercised                 (902,306)       0.41        (541,048)       3.16      (751,939)       2.04
Outstanding at
   End of year           22,095,468       4.12       10,040,487     $ 5.89      6,848,304     $ 4.32

Exercisable               9,072,093     $ 4.30        3,791,240     $ 3.85      1,698,629      $3.57

The following table summarizes information about stock options outstanding at December 31, 2001:

                      Options Outstanding                                     Options Exercisable
----------------------------------------------------------------------     ----------------------------
                                          Weighted Avg.   Weighted Avg.
Range of Exercise    Number of Shares      Remaining        Exercise        Number       Weighted Avg.
Prices                 Outstanding       Contract Life      Price        Exercisable     Exercise Price
------                 -----------       -------------      -----        -----------     --------------
$ 0.01  -  $ 0.24       2,249,528           6.81           $ 0.23          2,168,509        $ 0.23
  0.25  -    0.39       1,367,700           9.71             0.39             92,700          0.39
  0.44  -    0.44       2,900,765           9.72             0.44                 -           0.00
  0.48  -    2.50       2,723,892           8.04             1.57          1,179,031          1.20
  2.53  -    3.06       1,624,955           8.17             2.86          1,040,025          2.74
  3.12  -    3.30       2,524,551           9.11             3.29            418,468          3.29
  3.31  -    4.79       2,644,317           7.91             4.29          1,289,056          4.25
  5.19  -    6.79       2,267,540           7.47             6.38          1,393,643          6.40
  6.87  -    9.99       2,218,124           8.34             8.56            886,394          8.57
 10.06  -   45.54       1,574,096           8.40            16.99            604,267         17.90
                       ----------                                          ---------
                       22,095,468           8.35            $4.12          9,072,093        $ 4.30

VALUATION OF STOCK PLANS

As permitted by SFAS No. 123, we have chosen to continue to account for our stock-based compensation plans using the intrinsic value method.  Accordingly,  we have recognized  compensation expense only for options granted with exercise  prices less than fair market value on the dates of grant.  60,000 and  300,000  options  were  granted  to  employees  below  fair  market  value  in 2000  and  1999, respectively.  Compensation expense of $1,127,000,  $847,000 and $228,000 was recorded in 2001, 2000 and  1999,  respectively.  The  amount  of  unamortized  compensation  expense  is  recorded  in the stockholders'  equity  section.  For the years ending December 31, 2001, 2000 and 1999 the amount of unamortized compensation was $0, $1,127,188 and $1,058,875,  respectively. Pursuant to SFAS No. 123, had the fair value method of accounting  using the  Black-Scholes  pricing model been applied to our stock plans, the pro forma impact would have been as follows, in thousands except per share amounts:

                                                         2001             2000            1999
      As Reported
        Net loss                                      $(81,558)        $(11,011)        $(7,144)
        Net loss per share - basic                       (2.14)           (0.38)          (0.25)
        Net loss per share - diluted                     (2.14)           (0.38)          (0.25)
      Pro Forma
        Net loss                                       (89,190)         (22,265)        (12,407)
        Net loss per share - basic                       (2.34)           (0.76)          (0.44)
        Net loss per share - diluted                     (2.34)           (0.76)          (0.44)

The fair value of these options at the date of grant was estimated using the following assumptions:

                                                         2001             2000            1999

        Risk free interest rate                           4.49%             6.0%            6.7%
        Dividend yield                                       0%               0%              0%
        Expected volatility                                130%             120%            108%
        Expected life                                   5 years          5 years         5 years

The  weighted-average  fair value of the options  granted at fair market value during 2001, 2000 and
1999 was $1.39,  $6.95 and $4.02 per share,  respectively.  The  weighted-average  fair value of the options  granted  with  exercise  prices below fair market value during 2000 and 1999 was $18.07 and
$4.40 per share respectively. The fair value of the employee stock purchase plan was estimated using the following  assumptions:  4.35% and 5.39%  weighted-average  risk-free  interest rate in 2001 and
2000, respectively,  0% dividend yield in 2001 and 2000,  respectively,  130% and 120% volatility in
2001 and 2000,  respectively,  and a six-month expected life. The weighted-average fair value of the purchase rights in 2001 and 2000,  respectively  was $0.36 and $3.27 per share. The pro forma effect of applying SFAS No. 123 for prior years is not necessarily  representative  of the pro forma effect to be expected in future years.

G. ADVANCES TO STOCKHOLDERS:

In 1996,  options to  purchase  2,760,000  shares of our Common  Stock  granted to two  officers  in
December 1995 were  accelerated,  and the officers  exercised  these options in exchange for cash of
$2,760 and full recourse promissory notes in the amount of $687,700 in the aggregate. The promissory notes,  as  amended,  bear  interest  at 7.0% and were due on the  earlier  of April 1, 2002 or upon termination of employment. In 1999, in connection with the employment termination of one officer, we agreed to forgive his promissory note in the principal amount of $115,000,  plus accrued interest of
$6,000, totaling $121,000, which was included in a restructuring charge (See Note H).

On September 19, 2001, as a result of the acquisition of C-bridge,  we agreed with the other officer to forgive the principal and accrued  interest of the remaining  promissory note. At the date of the merger,  the total amount forgiven was $791,965 which included $572,700 of principal and $219,265 of accrued  interest.  The amount  forgiven was  recorded as a component of general and  administrative expense in the quarter ending September 30, 2001.

On April 6, 2001,  C-bridge  advanced $1.0 million to a former officer of C-bridge and following the
C-bridge merger of the Company.  This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable in full in August 2002.

H. RESTRUCTURING AND EXIT COSTS:

In fiscal  2001,  we  implemented  a  restructuring  plan to realign our  operations  in response to changing market  conditions.  The restructuring  costs of $2.4 million related to the elimination of
125 employees across the following  functions:  general and administrative  (14),  engineering (20), marketing  (14),  sales (47) and services  (30).  These costs also include the  write-off of certain assets no longer  required in operations  and costs related to closing four offices.  The total cash impact of the  restructuring was approximately  $2.4 million.  As of December 31, 2001,  $458,544 of restructuring  costs have yet to be paid.  It is  expected  that  these  costs will be fully paid by
December 31, 2002. In addition,  as described in Note D, the Company announced another restructuring in January 2002.

As discussed in Note E, estimate exit costs related to the C-bridge  acquisition  are  approximately
$5.4  million.  These exit costs are not  charged to  operations,  but  instead  are  recorded  as a liability in purchase accounting. Included in this amount is $1.5 million related to the elimination of 168 employees across the following functions:  general and administrative (19), sales & marketing
(39), and services (110). these costs also include $3.9 million related to closing six offices.  The total cash impact of the restructuring will be approximately $5.4 million.  As of December 31, 2001,
$3.8 million of these exit costs have yet to be paid.  It is expected that these costs will be fully paid by December  31,  2002.  It is possible  that within the next nine months we may need to update these estimates of exit costs.

In September 1999 we recorded a restructuring  charge in connection  with a Company  re-positioning.
The restructuring  costs of $945,000 related to the elimination of 11 employees across the following functions:  general and administrative (2), sales (7) and services (2). These costs also include the write-off of certain assets no longer  required in  operations,  cancellation  of certain  marketing programs and costs related to closing four offices.

The following table summarizes the restructuring and exit charges (in thousands):

                                                              Year Ended              Year Ended
                                                          December 31, 2001       December 31, 1999

Charges to operations:
   Employee terminations                                        $ 1,982                   $ 811
   Asset write-offs                                                  58                       -
   Marketing program cancellation                                     -                      70
   Facility closings                                                402                      64
                                                                -------                 -------
         Total                                                    2,442                     945

Purchase accounting liabilities:
   Employee terminations                                        $ 1,503                       -
   Facility closings                                              3,915                       -
                                                                -------                 -------
          Total                                                   5,418                       -

Costs incurred:
   Employee terminations                                          2,261                     811
   Asset write-offs                                                  58                       -
   Marketing program cancellation                                     -                      70
   Facility closings                                             $1,262                      64
                                                                -------                 -------

          Total costs incurred                                    3,581                     945

Ending balance:                                                   4,279                       -

Cash expenditures:
   Employee severance and termination                             2,261                     811
   Marketing program cancellation                                     -                      70
   Facility closings                                              1,262                      64
          Total cash expenditures                              $  3,524                $     945

Number of employees severances                                      293                      11

I. INCOME TAXES:

Our income (loss) before income taxes is as follows, in thousands:

                                                  Year Ended December 31,
                                       ------------- ------------- -------------
                                            2001          2000          1999
                                       ------------- ------------- -------------
                  Domestic              $  (77,490)    $(11,157)      $(4,936)
                  Foreign                   (4,068)         146        (2,165)
                                        -----------    ---------     ---------
                                        $  (81,558)    $(11,011)      $(7,101)
                                        -----------    =========     =========

Our provision for income taxes consists of the following, in thousands:

                                               Year Ended December 31,
                                       -----------------------------------------
                                           2001         2000           1999
                                       -----------------------------------------
         Foreign                           $ -         $   -         $   43
         Federal                             -             -              -
         State                               -             -              -
                                       -----------------------------------------
                                           $ -         $   -         $   43
                                       -----------------------------------------

The following is a reconciliation between the U.S. federal statutory rate and our effective tax rate:

                                                     Year Ended December 31,
                                               -----------------------------------------
                                                  2001            2000          1999
                                               -----------------------------------------
      U.S. federal statutory rate                (34.0)%         (34.0)%       (34.0)%
      State taxes, net of federal benefit         (2.2)           (5.9)            -
      Foreign rate differential                   (0.2)           (1.4)          2.3
      Non-deductible goodwill                     22.6             1.0           1.0
      Other                                       (0.4)              -             -
      Net change in valuation allowance           14.2            40.3          30.1
                                               -----------------------------------------
                                                   0.0%            0.0%         (0.6)%
                                               =========================================

The  significant  temporary  differences  that create  deferred tax assets and liabilities are shown below, in thousands.

                                                              December 31,
                                                      -----------------------------
                                                             2001         2000
                                                      ---------------- ------------
         Deferred tax assets:
           Net operating loss carryforwards               $30,702        $17,742
           Capitalized research and development             8,623              0
           Tax credit carryforwards                         5,695          4,656
           Depreciation and amortization                    1,156            216
           Reserves not currently deductible                  612            588
           Other                                            1,590            497
                                                      ---------------- ------------
                                                           48,378         23,699
         Valuation allowance                              (48,378)       (23,699)
                                                      ---------------- ------------
         Net deferred tax assets                          $     -        $     -
                                                      ---------------- ------------
                                                 38

As of December 31, 2001, we had federal net operating loss ("NOL") and research and  experimentation credit  carryforwards  of  approximately  $69,292,000  and  $3,598,000  respectively,  which  may be available to offset future federal income tax  liabilities and expire at various dates through 2021.
We have  recorded  a  deferred  tax asset of  approximately  $2,303,000  reflecting  the  benefit of deductions from the exercise of stock options.  The benefit from this $2,303,000  deferred tax asset will be recorded as a credit to additional paid-in capital when realized.  Management of the Company has evaluated the positive and negative  evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance of approximately  $48,378,000 for such assets, which are comprised principally of net operating loss carryforwards and research and experimentation credit carryforwards.

Ownership  changes,  as defined in the  Internal  Revenue  Code,  may have limited the amount of net operating  loss  carryforwards  that can be  utilized  annually  to offset  future  taxable  income.
Subsequent ownership changes could further affect the limitation in future years.

As  of  December  31,  2001,  our  foreign  subsidiaries  had  NOL  carryforwards  of  approximately
$10,718,000, which expire over various periods.

J. RELATED PARTY TRANSACTION:

We presently have three business relationships with related parties.  They are as follows:

A  Company  corporate  officer  is also the  owner and chief  executive  officer  of an  information technology  company  that  provided  consulting  services  totaling  $80,190  during the period from
September 19, 2001 through December 31, 2001.

A brother of an officer of the Company is a partner at a law firm that  provides  legal  services to the  company.  During the period  from  September  19,  2001  through  December  31,  2001,  we paid approximately $108,000 in fees for services provided by this firm.

Insight Capital,  which has an equity interest in the Company,  also provides consulting services to the Company.  In exchange for these  services,  on February 14, 2002, we granted options to purchase
100,000 shares of our common stock at the fair market value price ($1.28) of our common stock on the date of grant.  These  options were  immediately  vested.  We will record a charge to  operations in future periods for the fair market value of consulting services provided in those future periods.

On April 6, 2001,  C-bridge  advanced $1.0 million to a former officer of C-bridge and following the
C-bridge merger of the Company.  This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable in full in August 2002.

K.  401(K) PLAN:

We sponsor a defined  contribution plan under Section 401(k) of the Internal Revenue Code. This plan covers all eligible (as defined) employees who were not originally employed by C-bridge. In 2001 and
2000, we matched 50% of the first 6% of eligible employees' contributions up to an annual maximum of
$2,000 per employee.  We have recorded an employee matching expense of $233,608 and $315,000 for the years ending December 31, 2001 and 2000,  respectively.  No matching  contributions were made to the
Plan in 1999.

As a result of the C-bridge  merger we continue to maintain  C-bridge's  former  401(k) plan.  It is expected  that by June 2002 this plan will be terminated  and merged into our existing  401(k) plan.
The former C-bridge plan covers all eligible (as defined) employees who were originally  employed by
C-bridge.  In 2001,  the  eligible  employees  received  a match of 25% of the first 6% of  eligible employee's contributions. The eligible employees received contributions of $42,282 during 2001.

L. SEGMENT INFORMATION:

Operating  segments  are defined as  components  of an  enterprise  about which  separate  financial information is available  that is evaluated  regularly by the chief  operating  decision  maker,  or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is our executive officers.

In January 2002, we decided to restructure our operations.  As a result, of this  restructuring,  we consolidated our two business units (the eXcelon division and the Object Design  division).  We will maintain one sales and marketing group and one engineering  group in the future.  As a direct result of this  corporate  restructuring,  we reduced our total  world-wide  workforce by 12 employees.

We operate within a single industry segment - computer  software and related  services.  We have two major product categories within that one segment: (1) our XML product line of XML-based software and
(2) our Object Design product line of database management software.

On  January  8, 2001,  the chief  operating  decision-making  group  elected to divide our  business operations into two separate operating units: the XML division (which includes the operations of the former  C-bridge) and the Object Design  division.  During 2001 and 2002,  results of operations are being presented as two separate business units.  Common corporate expenses are allocated between the two business units mainly based on employee  headcounts of the two business  units.  The results for the year ending 2000 have been  restated to reflect  the  results of the two  operating  units.  The results for the year ending 1999 have not been restated  because the revenue  generated from the XML divison was less than 5% of the total revenue.  Identifiable assets include accounts receivables and third-party software specific to either the XML or Object Design product lines.

                                                            December 31,
                                                         2001          2000
                                                         ----          ----
Revenues:
   XML product line                                   $17,664        $20,015
   ObjectStore product line                            31,527         50,332
                                                      -------        -------
          Total revenues                               49,191         70,347
                                                      =======        =======

Identifiable Assets:
   XML product line                                     6,432          3,571
   ObjectStore product line                             4,245         11,311
   General corporate assets                            41,953         25,864
                                                      -------        -------
          Total assets                                $52,630        $40,746
                                                      =======        =======

Operating loss:
   XML product line                                   (82,222)       (18,482)
   ObjectStore product line                               (54)         6,103
                                                      -------        -------
          Total operating loss                        (82,276)       (12,379)
                                                      ========       ========

Sales and marketing  operations outside the United States are conducted  principally through foreign sales  subsidiaries in Europe and the  Asia/Pacific  region.  Financial  information,  summarized by geographic area, is as follows, in thousands:

                                         Year ended December 31,
                                    2001          2000          1999

    Revenues
      North America                 $ 26,497       $36,991      $ 37,399
      United Kingdom                  11,053        13,842        10,761
      Rest of Europe                   3,706         7,289         4,356
      Asia Pacific                     7,935        12,225         8,294
                                    --------      --------      --------
       Total Revenues                $49,191      $ 70,347      $ 60,810
                                    ========      ========      ========
    Identifiable assets
      North America                  $55,315       $37,657      $ 47,298
      United Kingdom                   4,148         6,306         4,843
      Rest of Europe                     998         3,385         1,860
      Asia/Pacific                     1,957         3,186         3,192
      Eliminations                    (9,788)       (9,788)       (9,788)
                                    --------      --------      --------
       Total identifiable assets     $52,630      $ 40,746      $ 47,405
                                    ========      ========      ========
    Operating loss
      North America                 $(78,066)     $(12,312)     $ (6,039)
      United Kingdom                    (684)          883           (42)
      Rest of Europe                  (1,793)         (269)       (1,669)
      Asia/Pacific                    (1,733)         (681)         (468)
                                    --------      --------      --------
       Total operating loss         $(82,276)     $(12,379)     $ (8,218)
                                    ========      ========      ========
M. LEGAL PROCEEDINGS:

eXcelon is subject to various legal  proceedings  and claims that have arisen in the ordinary course of business. These claims include the matters listed below:

On June 20, 2001,  Lending  Technologies  Services Pty. Ltd.  ("LTS") filed a complaint  against the subsidiary in the Supreme Court of Victoria at Melbourne,  Australia.  The complaint asserts various causes of action relating to alleged  deficiencies in our products purchased by LTS. LTS's complaint demands damages of approximately $5 million.

On November 21, 2001, Navidec, Inc. filed a complaint against us in the United States District Court in Denver,  Colorado,  alleging  that we  misrepresented  the nature of our  ObjectStore  product in connection with a business project  undertaken by Navidec.  The complaint  asserts various causes of action in the nature of misrepresentation and seeks unspecified damages.

On January 11, 2002, our former Chief Operating  Officer  initiated an arbitration  claim against us for amounts that he alleges we owe him under the employment agreement that we entered into with him.
His notice of  arbitration  seeks damages  consisting of payment of one year of salary and bonus and the  reinstatement of various stock options that were cancelled upon his departure from the Company.

We intend to defend each of the foregoing  actions  vigorously,  but there can be no assurances that the resolution of these matters or other pending legal matters will not,  either  individually or in the aggregate, have a material impact on our financial condition or results of operation.

N. QUARTERLY RESULTS OF OPERATIONS:

       (unaudited and in thousands, except per share amounts)

2001                                  First           Second             Third           Fourth
----                                 Quarter          Quarter           Quarter          Quarter
                                     -------          -------           -------          -------
Revenue                              $15,112         $ 9,319           $10,938         $  13,822
Gross profit                          11,182           5,509             7,208             7,874
Operating loss                        (5,203)         (9,205)           (8,609)          (59,259)
Net loss                              (5,002)         (8,920)           (8,577)          (59,058)
Net loss per share - basic             (0.17)          (0.30)            (0.26)            (1.03)
Net loss per share - diluted           (0.17)          (0.30)            (0.26)            (1.03)

2000                                  First           Second             Third           Fourth
----                                 Quarter          Quarter           Quarter          Quarter
                                     -------          -------           -------          -------
Revenue                              $17,004         $19,069           $18,809           $15,465
Gross profit                          12,611          13,835            13,226             9,693
Operating loss                        (1,051)         (1,427)           (2,264)           (7,638)
Net loss                                (710)         (1,070)           (1,849)           (7,382)
Net loss per share - basic             (0.02)          (0.04)            (0.06)            (0.25)
Net loss per share - diluted           (0.02)          (0.04)            (0.06)            (0.25)

O.  SUBSEQUENT EVENTS:

In January 2002, we decided to restructure our operations.  As a result, of this  restructuring,  we consolidated our two business units (the eXcelon division and the Object Design  division).  We will maintain one sales and marketing group and one engineering  group in the future.  As a direct result of this  corporate  restructuring,  we reduced our total  world-wide  workforce by 12 employees.  We expect to charge  $160,000 of the total  restructuring  costs to  operations in the first quarter of
2002. In addition,  $520,000 is accrued for as of December 31, 2001 and is included in exit costs on the balance sheet.

                                  REPORT OF INDEPENDENT ACCOUNTANTS
                                   ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of eXcelon Corporation:

Our audits of the consolidated  financial  statements referred to in our report dated March 29, 2002 of eXcelon  Corporation  also included an audit of the financial  statement  schedule listed in Item
14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material  respects,  the  information  set forth therein when read in  conjunction  with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2002

eXcelon Corporation
Schedule II-Valuation and Qualifying Accounts
(in thousands)

                                              Balance at      Charges to       Charges to      Balance at
                                             Beginning of      Costs and          Other          End of
                                                Period         Expenses         Accounts         Period
                                            --------------- --------------- ---------------- ----------------

Year end December 31, 2001:
     Allowance for doubtful accounts            $ 1,066           $  375          $ (584)          $ 857
     Deferred tax asset valuation allowance     $23,699          $24,674                -        $48,373

Year end December 31, 2000:
     Allowance for doubtful accounts            $ 1,232           $  587          $ (753)        $ 1,066
     Deferred tax asset valuation allowance     $17,621          $ 6,078                -        $23,699

Year end December 31, 1999:
     Allowance for doubtful accounts            $ 1,199          $ 1,143        $ (1,110)        $ 1,232
     Deferred tax asset valuation allowance     $15,486          $ 2,135                -        $17,621

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions  "Directors and Executive  Officers" and "Section 16(a)
Beneficial Ownership Reporting  Compliance" in our Definitive Proxy Statement for the Annual Meeting
of  Stockholders to be held on May 30 , 2002 , which is expected to be filed with the Securities and
Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2001
(the "Definitive Proxy Statement"), is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     (1)  Financial Statements

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000
         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Statement Schedule

         All other schedules are omitted because the required  information is either inapplicable or presented in the Consolidated Financial Statements.

      (3)  Exhibits

EXHIBIT NO.                                       DESCRIPTION                                 REFERENCE

2.1      Agreement and Plan of Reorganization dated as of May 22, 2001, among the Company,            Q
         Comet Acquisition Corp. and C-bridge Internet Solutions, Inc.
3.1      Amended and Restated Certificate of Incorporation                                            A
3.2      Certificate of Amendment to the Amended and Restated Certificate of Incorporation            G
         of the Company (regarding change of corporate name).
3.3      Amended and Restated By-Laws of the Company                                                  A
4.1      Specimen certificate for Common Stock of the Company                                         A
10.1     1989 Incentive and Nonqualified Stock Option Plan                                            A*
10.2     1995 Nonqualified Stock Option Plan                                                          A*
10.3     1996 Incentive and Nonqualified Stock Option Plan                                            A*
10.4     1996 Employee Stock Purchase Plan                                                            A*
10.12    Lease dated September 15, 1993 between the Company and 25 Mall Road Trust                    A
10.13    First Amendment to Lease dated June 28, 1994 between the Company and 25 Mall Road            A
         Trust
10.14    Second  Amendment  to Lease dated  March 1, 1996  between the Company and 25 Mall            A
         Road Trust
10.15    Employment  Agreement  dated  December 21, 1995 between the Company and Robert N.            A*
         Goldman, as amended by Amendment to Employment Agreement dated May, 1996
10.16    Employment  Agreement  dated  December 21, 1995 between the Company and Justin J.
         Perreault, as amended by Employment Agreement dated May, 1996                                A*
10.17    Executive  Employment  Agreement  dated November 19, 1998 between the Company and            D*
         Lacey Brandt
10.18    Executive  Employment  Agreement  dated November 19, 1998 between the Company and            D*
         Kirk Bowman
10.19    Executive  Employment  Agreement  dated November 19, 1998 between the Company and            D*
         Brian Otis
10.20    Executive  Employment  Agreement  dated November 19, 1998 between the Company and            D*
         Lawrence Alston
10.21    Sixth Amended and Restated Stockholders' Agreement dated February 13, 1996, among            A
         the Company and certain of its stockholders
10.22    Amended and Restated  IBM  Stockholders'  Agreement  dated May 14, 1993 among the            A
         Company, International Business Machines Corporation ("IBM") and certain other stockholders of the Company, as amended by a Second  Amendment dated March 31,
         1994, by a Third Amendment dated June 10, 1994 and by a Fourth Amendment dated
         February 14, 1996
10.23    Amended and Restated  Registration Rights Agreement dated June 29, 1990 among the            A
         Company  and certain of its  stockholders,  as amended by  Amendment  No. 1 dated
         October 1, 1990, by Amendment No. 2 dated July 29, 1991, by Amendment No. 3 dated
         March 12, 1992, by Amendment No. 4 dated April 12, 1993, by Amendment No. 5 dated
         May 14,  1993,  by Amendment  No. 6 dated March 31, 1994 and by  Amendment  No. 7 dated February 13, 1996
10.25    Internal Use and Substrate Agreement dated April 10, 1993 between the Company and
         IBM
10.26    Break-Up Agreement dated April 10, 1993 between the Company and International                A
         Business Machines Corporation
10.27    Escrow Agreement dated April 10, 1993 between the Company and International                  A
         Business Machines Corporation
10.28    Master Agreement dated April 10, 1993 between the Company and International                  A
         Business Machines Corporation
10.29    First Amended and Restated  Agreement  Regarding  Confidential  Information dated            A
         February 11, 1993 between Company and IBM
10.30    Loan and Security  Agreement dated December 17, 1996 between the Company and Bank            B
         of Boston, as amended
10.31    $2,000,000  Revolving Note dated December 17, 1996 payable by the Company to Bank            B
         of Boston, as amended

10.32    1997 Nonqualified Stock Option Plan                                                          C*
10.33    Third Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road            C
         Trust
10.34    Third  Amendment to the Loan and Security Agreement and Second Amendment to the              D
         Revolving Note dated December 17, 1996 between the Company and Bank Boston
10.35    Fourth Amendment to the Loan and Security Agreement and Third Amendment to the               D
         Revolving Note dated December 17, 1996 between the Company and Bank Boston
10.36    Executive Employment Agreement dated November 19, 1998 between the Company and               D*
         Robert N. Goldman
10.37    Executive Employment Agreement dated November 19, 1998 between the Company and               D*
         Justin J. Perreault
10.38    Amended and Restated Executive Employment Agreement dated February 23, 1999 between          D*
         the Company and Justin J. Perreault
10.39    Amended and Restated Executive Employment Agreement dated February 23, 1999 between          D*
         the Company and Robert N. Goldman
10.40    Fourth Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust     E
10.41    Separation Agreement and General Release dated September 1, 1999 between the Company         F*
         and Justin J. Perreault
10.42    Separation Agreement and General Release dated September 1, 1999 between the Company         F*
         and Kirk Bowman
10.43    Amended and  Restated  Executive  Employment  Agreement  dated  September  2, 1999           F*
         between the Company and Robert N. Goldman
10.44    Executive Employment Agreement dated September 1, 1999 between the Company and Ross          F*
         Hinchcliffe
10.45    Executive Employment Agreement dated September 1, 1999 between the Company and               F*
         Satish Maripuri
10.46    Executive Employment Agreement dated May 19, 1999 between the Company and                    F*
         Daniel E. O'Connor
10.47    Asset Purchase Agreement dated September 30, 1999 between the Company and Transformis LLC    F
10.48    Loan and Security  Agreement  dated  September 30, 1999 between the Company and              F
         Silicon Valley Bank
10.49    Fifth Amendment to Lease dated May 19, 2000 between the Company and 25 Mall Road Trust       H
10.50    Executive Employment Agreement dated March 30, 2000 between the Company and Alan E. Gold     H*
10.51    Separation Agreement and General Release dated January 22, 2001 between the Company and      H*
         Daniel E. O'Connor
10.52    Separation Agreement and General Release dated January 22, 2001 between the Company and      H*
         Lawrence Alston
10.53    Continuing Employment Agreement and General Release dated March 30, 2001 between the         H*
         Company and Brian Otis
10.54    Outsourcing Agreement dated October 8, 1999 by and among CEE Incorporated, Cambridge         I
         Executive Enterprises, Inc. and C-bridge
10.55    Non-Competition Agreement dated September 27, 1999 by and among CEE Incorporated,            I
         Cambridge Executive Enterprises, Inc. and C-bridge
10.56    C-bridge 1997 Stock Incentive Plan, as amended                                               I*
10.57    C-bridge 1999 Stock Incentive Plan                                                           I*
10.58    Employment Offer Letter dated January 5, 1999 to Joseph M. Bellini from C-bridge             I*
10.59    Commercial Building Lease dated May 1, 1999 by and between Property Management               I
         Partners, Inc. and C-bridge
10.60    Stock Purchase Agreement dated as of June 9, 1999 by and between Raymond J. Lane             I
10.61    Series A Convertible Preferred Stock Purchase Agreement dated as of October 7, 1999          I
         by and among InSight Capital Partners III, L.P., InSight Capital Partners
         (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D Investments
         97, Oracle Corporation  and C-bridge

10.62    Stockholders  Voting  Agreement  dated as  of  October 7, 1999  by and among InSight         I
         Capital Partners III, L.P.,  InSight Capital Partners (Cayman) III, L.P., InSight
         Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation,
         Cambridge Technology Enterprises,  Limited,  Butterfield Trust (Bermuda) Limited,
         as Trustee of the Winsor Trust, Hamilton Trust Company Limited, as Trustee of the
         Willingdon Trust, Joseph M. Bellini, Richard O. Wester and C-bridge
10.63    Investor  Rights  Agreement  dated as of  October  7, 1999 by and  among  InSight            I
         Capital Partners III, L.P.,  InSight Capital Partners (Cayman) III, L.P., InSight
         Capital Partners III--Co-Investors,  L.P., H&D Investments 97, Oracle Corporation
         and C-bridge
10.64    Right of First  Offer  and  Co-Sale  Agreement  dated  as  of October 7, 1999 by and         I
         among  Hamilton  Trust  Company  Limited,  as  Trustee of the  Willingdon  Trust,
         Cambridge Technology Enterprises,  Limited,  Butterfield Trust (Bermuda) Limited,
         as Trustee of the Winsor  Trust,  InSight  Capital  Partners III,  L.P.,  InSight
         Capital Partners (Cayman) III, L.P., InSight Capital Partners  III--Co-Investors,
         L.P., H&D Investments 97, Oracle Corporation and C-bridge
10.64    Registration  Rights  Letter  dated  October 7, 1999  to  Hamilton   Trust  Company          I
         Limited, as Trustee of the Willingdon Trust, Butterfield Trust (Bermuda) Limited,
         as Trustee of the Winsor Trust and Cambridge Technology Enterprises, Limited from
         C-bridge
10.65    C-bridge 1999 Director Stock Option Plan                                                     I*
10.66    C-Bridge 1999 Employee Stock Purchase Plan                                                   I*
10.67    Loan  Security  Agreement  dated  as  of September 29, 1998 and as amended by a Loan         I
         Modification  Agreement dated as of January 27, 1999, a Second Loan  Modification
         Agreement dated as of April 7, 1999 and a Third Loan Modification Agreement dated as of September 29, 1999 by and between Silicon Valley Bank and C-bridge
10.68    Lease  Agreement  dated  March  15,  2000  by and  between  C-bridge  and EOP 150            J
         -California Street, L.L.C. relating to office space located at 150 California St.
         San Francisco, California
10.69    Lease   Agreement   dated   February  28,  2000  by  and  between   C-bridge  and            J
         BRE/Southfield,  L.L.C.  relating to office  space  located at 3000 Town  Center,
         Southfield, Michigan
10.70    Lease  Agreement  dated  February  16, 2000 by and between  C-bridge  and 40 Wall            J
         Street, L.L.C. relating to office space located at 40 Wall St. New York, New York
10.71    Lease Agreement dated May 11, 2000 by and between C-bridge and Arden Realty Limited          K
         Partnership relating to office space located at Howard Hughes Tower, 6701 Center Drive
         West, Los Angeles, California
10.72    Lease Agreement dated June 15, 2000, by and between C-bridge and 125 Summer Street           K
         Cornerstone L.L.C. relating to office space located at 125 Summer St., Boston,
         Massachusetts
10.73    Lease Agreement dated July 1, 2000 between C-bridge and Waterways Authority relating to      L
         office space located at 207 Kent Street, Sydney, Australia
10.74    Secured Promissory Note dated March 13, 2001 in favor of C-bridge executed by Mark Cosway    M*
10.75    Stock Pledge Agreement dated as of March 13, 2001 between Mark Cosway and C-bridge           M*
10.76    Separation Agreement and General Release dated April 17, 2001 between the Company and Ross   N*
         Hinchcliffe
10.77    Investor Rights Agreement dated June 12, 2001 between the Company and Insight Capital        O
         Partners III, L.P., Insight Capital Partners (Cayman) III, L.P. and Insight Capital
         Partners Co-Investors, L.P.
10.78    Executive employment agreement dated May 22, 2001 between the Company and Robert N. Goldman  O*
10.79    Executive employment agreement dated May 22, 2001 between the Company and Satish Maripuri    O*
10.80    Executive employment agreement dated May 22, 2001 between the Company and Lacey P. Brandt    O*

10.81    Chief Executive Officer Employment Agreement dated May 22, 2001 between the Company and      O*
         Joseph M. Bellini
10.82    Chief Legal Counsel Employment Agreement dated November 16, 2001 between the Company and     +*
         Clifford Thompson
10.83    Chief Technology Officer Employment Agreement dated November 16, 2001 between the Company    +*
         and Kenneth Rugg
10.84    Executive Vice President Employment Agreement dated November 16, 2001 between the Company    +*
         and Lawrence Alston
10.85    Chief Strategy Officer Employment Agreement dated November 16, 2001 between the Company      +*
         and Richard Putz
21.1     List of Subsidiaries of the Company                                                          +
23.1     Consent of PricewaterhouseCoopers  LLP                                                       +

--------------------------

A    This  exhibit  is  incorporated  by  reference  to  our  Registration  Statement  on  Form  S-1
     (Registration No. 333-05241).
B    This exhibit is  incorporated by reference to our Annual Report on Form 10-K for the year ended
     December 31, 1996.
C    This exhibit is  incorporated by reference to our Annual Report on Form 10-K for the year ended
     December 31, 1997.
D    This exhibit is  incorporated by reference to our Annual Report on Form 10-K for the year ended
     December 31, 1998.
E    This exhibit is incorporated  by reference to our Quarterly  Report on Form 10-Q for the period ended June 30, 1999.
F    This exhibit is incorporated  by reference to our Quarterly  Report on Form 10-Q for the period ended September 30, 1999.
G    This exhibit is incorporated  by reference to our Quarterly  Report on Form 10-Q for the period ended March 31, 2000.
H    This exhibit is  incorporated by reference to our Annual Report on Form 10-K for the year ended
     December 31, 2000.
I    This exhibit is  incorporated  by reference to  C-bridge's  Registration  Statement on Form S-1
     (Registration No. 333-89069).
J    This exhibit is incorporated by reference to C-bridge's  Quarterly  Report on Form 10-Q for the period ended March 31, 2000.
K    This exhibit is incorporated by reference to C-bridge's  Quarterly  Report on Form 10-Q for the period ended June 30, 2000.
L    This exhibit is incorporated by reference to C-bridge's  Quarterly  Report on Form 10-Q for the period ended September 30, 2000.
M    This exhibit is incorporated by reference to C-bridge's Annual Report on Form 10-K for the year ended December 31, 2000.
N    This exhibit is incorporated  by reference to our Quarterly  Report on Form 10-Q for the period ended March 31, 2001.
O    This  exhibit  is  incorporated  by  reference  to  our  Registration  Statement  on  Form  S-4
     (Registration No. 333-63048).
*    Management contracts and compensatory arrangements.
+    Filed Herewith.

 (b)   Reports on Form 8-K

During the three  months ended  December 31, 2001,  we filed on October 3, 2001 a Report on Form 8-K dated September 19, 2001 relating to our acquisition of C-bridge.

                                             SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          EXCELON CORPORATION

Date:  April 1, 2002                                   By: /s/ Joseph Bellini
                                                           -----------------------------------------
                                                           Joseph Bellini
                                                           Chief Executive Officer and Director

Date:  April 1, 2002                                   By: /s/ Lacey Brandt
                                                           -----------------------------------------
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

       Signature                                       Title                            Date
       ---------                                       -----                            ----

/s/ Joseph Bellini                                     Chief Executive Officer
----------------------------                           (Principal Executive
Joseph Bellini                                         Officer)                        April 1, 2002

/s/ Lacey Brandt                                       Chief Financial
----------------------------                           Officer (Principal
Lacey Brandt                                           Financial and Accounting
                                                       Officer)                        April 1, 2002

/s/Gerald Bay                                          Director                        April 1, 2002
----------------------------
Gerald Bay

/s/Robert Agate                                        Director                        April 1, 2002
----------------------------
Robert Agate

/s/ Joseph Badaracco                                   Director                        April 1, 2002
----------------------------
Joseph Badaracco

/s/ Robert Goldman                                     Chairman                        April 1, 2002
----------------------------
Robert Goldman

/s/ Jeffrey Horing                                     Director                        April 1, 2002
----------------------------
Jeffrey Horing

