Form 10-K/A
period 2001-12-31
EXCELON CORP
filed 2002-04-30
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC 20549

                                          FORM 10-K/A No. 1

                            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                     SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For fiscal year ended December 31, 2001

                                                or

   [ ]      Transition report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
            For the transition period from ________ to ________

                                  Commission File Number : 0-21041

                                         EXCELON CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                                   02-0424252
------------------------------------------------                ------------------------------------
(State or Other Jurisdiction of Incorporation or                (I.R.S. Employer Identification No.)
                  Organization)

              25 Mall Road
        Burlington, Massachusetts                                                01803
---------------------------------------                                        ----------
(Address of Principal Executive Offices)                                       (Zip Code)

                                           (781) 674-5000
                        ----------------------------------------------------
                        (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark  whether the  registrant:  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

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

The Registrant had 57,804,560 shares of Common Stock outstanding as of February 28, 2002.

                                 DOCUMENTS INCORPORATED BY REFERENCE

Certain  portions of our Definitive  Proxy Statement for our 2001 Annual Meeting of Stockholders are
incorporated by reference into Part III of this Annual Report on Form 10-K. Exhibit index is located on page 45.

====================================================================================================================================

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

Our products  operate in the middle tier of today's leading  software  architectures,  complementing platforms and architectural approaches from leading software vendors like, Sun Microsytems,  Hewlett
Packard  and BEA  Systems.  These  software  platforms  rely on  technologies  like  XML and Java 2,
Enterprise  Edition  ("J2EE") to build  applications  that automate  processes,  reduce  information latency and build the real-time enterprise.

XML PRODUCTS

Our refocused product strategy centers around providing products designed to power industry business solutions.  At the core of this strategy is our XIS product,  a native XML database that manages XML at the node level and allows  enterprises  to fully  capitalize on XML's  inherent  flexibility.  We believe that we are positioned for growth as XML becomes a more  mainstream  technology  across many vertical markets in 2002. The insurance, telecommunications, financial services, retail distribution and  manufacturing  industries are in the vanguard of industries  building the real-time  enterprise using XML.

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

In addition to the XIS, we offer two other XML-based products.  Our Business Process Manager ("BPM")
product  is built on the XIS and  allows  companies  to go further  with  their XML  deployments  by supporting the definition,  automation,  and  measurement of business  processes using XML. The BPM, which uses leading XML  standards  such as BPMi and ebXML,  allows  businesses  to model and execute transactions  between  applications  and among people,  both within and outside the enterprise.  Our third XML product,  Stylus Studio,  is an integrated  development tool for creating,  validating and debugging XSL style sheets and XML-to-XML mappings. Stylus Studio can be used to extend the benefits that customers receive from our XIS and BPM products.

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

RECENT DEVELOPMENTS

On  September  19, 2001 we  acquired  all of the  outstanding  capital  stock of  C-bridge  Internet
Solutions,  Inc.  ("C-bridge") by merging a wholly-owned  subsidiary  into C-bridge.  The merger was intended to qualify as a tax-free,  stock-for-stock  exchange and is being  accounted  for using the purchase  method of accounting in accordance  with SFAS No. 141. In the merger we issued  27,138,734 shares of our common stock and assumed options to purchase 15,910,045 shares of our common stock.

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

Headquartered in Burlington, Massachusetts, we were founded in 1988 and completed our initial public offering as Object Design, Inc. in July 1996. We have more than 4,000 customers worldwide, including market leaders in key industries such as telecommunications, financial services, retail/distribution and  manufacturing.  We market our solutions globally through direct sales,  value-added  resellers, system integrators and consulting firms. For more information,  please visit the eXcelon Web site at
www.exln.com.

Products & Services

We operate in a single industry segment (computer  software and related  services),  within which we have two major  product  lines.  Our  XML-based  products  include  our XIS,  BPM and Stylus  Studio
products.  Our  ObjectStore  product  suite  includes  ObjectStore,   our  object-oriented  database
management  software,  Javlin, our integrated data server for Java-based  application  servers,  and related development tools.

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

Our XIS product  builds upon on our XML  expertise and has been used by  organizations  to develop a wide range of distributed services and Web service applications that integrate data and content from partners and customers, shorten the time to create new applications and reduce the time to bring new partners on-line.

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

OBJECTSTORE

ObjectStore is an object-oriented database management system. ObjectStore is used extensively in the telecommunications  industry in network  management  applications  and softswitch  systems,  and for intelligent  networking and for call centers and real-time  event  handlers.  ObjectStore is used in electronic business  ("e-business")  applications as a high-speed data cache for electronic commerce
("e-commerce"),  customer relation  management ("CRM") or other Web applications  having high-volume transactions or complex data models.  Independent software vendors embed ObjectStore data management systems in hundreds of packaged  software  applications.  ObjectStore is available for C++ and Java.
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

COMPETITION

The markets in which we compete are intensely  competitive and rapidly  changing,  and are likely to see more  entrants and new  technologies.  While none of our  competitors  or potential  competitors currently offers a product set that is identical to our XML solutions,  we do encounter  competition from software vendors with XML solutions or product lines such as Asera, Webmethods,  TIBCO, Vitria,
Seebeyond,  Software AG,  Ipedo and  NeoCore.  We also expect to see  competition  from  large-scale software  companies  such as BEA Systems,  Oracle,  IBM and  Microsoft,  which have broader  product offerings than we do. Specifically, IBM has announced that it will introduce an XML database product in the next year, and Microsoft already sells a business process management product.

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

PRODUCT DEVELOPMENT

During 2001 we made substantial investments in research and development, primarily aimed at our XML-
based products and our ObjectStore product suite. Our product research and development organizations are divided into teams consisting of development engineers,  quality assurance,  testing and porting engineers and technical  writers.  We design our products based on requirements  and  specifications gathered from existing and prospective customers and from our technical support,  product management and engineering  groups.  As of December 31, 2001, we had 85 employees on our combined  research and development  staff.  Research and  development  expenditures  during 2001,  2000 and 1999 were $13.1 million,  $12.9 million and $10.3 million,  respectively,  and  represented  27%, 18% and 17% of our total revenues in those years,  respectively.  We expect to continue to commit significant resources to research and development in the future. All research and development  expenditures are charged to operations as incurred.

SERVICES

We offer a  comprehensive  suite of business  and  technical  consulting  services  for  evaluating, designing and  deploying  overall  e-business  solutions.  These  services are designed to provide a methodical  approach to defining and building  distributed  applications.  As a result of our merger with C-bridge, our resources in providing these services have grown. As of December 31, 2001, we had
151 employees in professional  services and support,  up from 120 at the end of 2000. As a result of this increased staffing,  services revenue related to our XML business increased in 2001 as compared to 2000.

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

DIRECT SALES.  We rely  principally  on direct sales of our  products.  During 2001 we had two sales forces,  one for our XML products and one for our  ObjectStore  product suite. In January 2002 these sales forces were merged.  Our direct  sales force is organized in teams  consisting  of field sales representatives  and technical  sales support  representatives.  As of December 31, 2001, our direct sales force included 96 employees in 16 locations worldwide.

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

BACKLOG

We maintain no material  backlog of software  sales because we typically ship product and book sales in the same  quarter.  As a result of the  C-bridge  acquisition,  we have a backlog of  undelivered services in our professional  services business.  Our consulting backlog was $2.7 million and $0 for the years ending 2001 and 2000, respectively.

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

While no significant  infringement  claims have been asserted  against us, there can be no assurance that such claims will not be asserted against us with respect to existing or future products or that we would prevail against any such claims that were asserted.  If a lawsuit of this type is filed, it could result in  significant  expense to us and divert the efforts of our technical  and  management personnel,  whether or not we ultimately prevail. While we believe that our products do not infringe other parties' patents, copyrights, trade secrets, trademarks or other proprietary rights, we cannot be  certain  that our  products  are not  doing  so.  Infringement  of  valid  third-party  patents, copyrights,  trade secrets,  trademarks or other proprietary  rights could have an adverse effect on our business and results of  operations.  With respect to an increasing  number of our products,  we rely on  "shrink-wrap"  and  "click-wrap"  licenses  not  signed  by the  licensee  to  protect  our proprietary rights.  "Shrink-wrap" and "click-wrap"  licenses may be unenforceable under the laws of certain jurisdictions.

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

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal  proceedings  and claims that have arisen in the ordinary  course of business. These claims include the matters listed below.

o    On June 20, 2001, Lending  Technologies  Services Pty. Ltd. ("LTS"),  filed a complaint against our  Australian  subsidiary  in the  Supreme  Court of Victoria at  Melbourne,  Australia.  The
     complaint  asserts  various causes of action  relating to alleged  deficiencies in our products purchased by LTS. LTS's complaint demands damages of approximately $5 million.

o    On November 21, 2001,  Navidec,  Inc., a former customer,  filed a complaint  against us in the
     United States District Court in Denver, Colorado, alleging that we misrepresented the nature of our  ObjectStore  product in connection  with a business  project  undertaken  by Navidec.  The complaint  asserts  various  causes  of action in the  nature  of  misrepresentation  and seeks unspecified damages.

o    On January 11, 2002, our former Chief Operating  Officer initiated an arbitration claim against us for amounts that he alleges we owe him under the  employment  agreement that we entered into with him. His notice of arbitration  seeks damages  consisting of payment of one year of salary and bonus and the reinstatement of various stock options that were cancelled upon his departure from eXcelon.

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

2001                                                 High              Low
----                                                 ----              ---
First Quarter                                      $ 4.59           $ 1.31
Second Quarter                                       3.64             1.17
Third Quarter                                        1.48             0.25
Fourth Quarter                                       1.25             0.40

2000                                                 High              Low
----                                                 ----              ---
First Quarter                                      $27.50           $ 9.19
Second Quarter                                      12.25             6.00
Third Quarter                                       15.63             5.56
Fourth Quarter                                      12.63             1.03

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
Net income (loss) per share:
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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop,  sell and support software from our XML family of products and our ObjectStore family of object-oriented  database  management  software  products.  Our  XML  products  consist  of the  XIS
(eXtensible  Information  Server), the BPM (Business Process Manager) and Stylus Studio. Using these
XML products,  companies are able to create distributed  XML-based  applications that can run on the
Internet  or an  intranet,  that can be targeted  to  customers,  suppliers,  channel  partners  and employees and that enable companies to transact  business more efficiently and effectively,  improve customer service and responsiveness and lower transaction costs. Our ObjectStore family of products, consisting of our flagship  product  ObjectStore as well as Javlin,  have been used  extensively for over 12 years by companies  in the  telecommunications  and finance  industries  and by  independent software vendors,  and for over 5 years in e-business  applications with demanding  requirements for high-performance and scalable data management solutions.  Until 1999, we derived 100% of our revenue from our  ObjectStore  family of  products.  However,  during the past three years we have  invested substantial money and effort in introducing and establishing our XML software product line.  Revenue from our XML products and services grew  substantially in 1999 and 2000 but declined in 2001. During
2001, sales of our XML family of products and services accounted for $17.7 million, or approximately
36%, of our total revenue,  as compared to $20.0 million, or approximately 28%, of our total revenue in 2000,  as  compared  to 5% of our total  revenue in 1999.  Despite the growth of this new revenue source,  we have derived the majority of our revenues  from our  ObjectStore  products and expect to continue to do so in 2002.

During 2001, revenues from both our product families declined from the prior year as a result of the general economic slow down, reduced information technology ("IT") spending in the telecommunications sector and the virtual disappearance of new business from dot.com and  business-to-business  ("B2B")
companies. As a result, we had an operating loss of $27.9 million for the year (before our write-off of goodwill in the fourth quarter of 2001) and decided to restructure  the Company.  We took a total of $2.4  million of  restructuring  charges  in 2001,  the  majority  of which was  associated  with reductions  of redundant  personnel  following  our  acquisition  of  C-bridge.  In addition we also eliminated  consulting  personnel  that were  non-productive  as a result of a decline in C-Bridge's consulting backlog.  C-bridge's revenue had been declining for two quarters prior to the merger as a result of the slow down in IT  purchases  in  general  and the  reduction  in  demand  for  Internet consulting  services  specifically.  After  completing  the merger and reducing our expense run rate through  restructuring,  we believed that revenues would exceed expenses in the short term, allowing the newly-combined  company to return to profitability.  However, our revenues declined again in the fourth quarter,  resulting in a larger-than-expected  operating loss of $4.9 million for the quarter before our write-off of goodwill in the quarter.  We also ended 2001 with lower consulting  bookings than we forecasted.  We announced an additional  restructuring  on January 9, 2002 to further reduce expenses and in particular to reduce significantly our personnel related to the traditional C-bridge consulting business. This restructuring triggered a revaluation of the goodwill that has been on our balance sheet relating to the C-bridge  acquisition.  We performed a test based on the  undiscounted expected  cashflows  of the  business  acquired at the time of the  merger,  as a result of which we determined that our goodwill was impaired. The charge taken in the fourth quarter for the impairment of goodwill was $54.4 million.

Another element of our January 2002  restructuring  was the consolidation of our XML and ObjectStore divisions in an effort to reduce  expenses and  personnel  and  increase  efficiency.  We expect our
January 2002 restructuring to reduce our operating  expenses going forward from approximately  $18.7 million in the fourth quarter of 2001 to $14.0 million in the second quarter of 2002. We are focused on reducing operating expenses in future periods in an effort to return to profitability.

We expended  $9.2 million in cash in the fourth  quarter of 2001 to end the year with a cash balance of $25.8 million. This cash expenditure was largely due to our operating loss of $4.9 million in the fourth quarter of 2001,  excluding our write-off of goodwill in the quarter. We used $6.2 million of cash  in the  fourth  quarter  of  2001,  of  which  $3.9  million  was  expended  for  merger-  and restructuring-related  expenses.  We expect that our cash utilization will decline in future periods as a result of our  expected  reductions  in total  expenses.  We estimate  that the majority of our merger- and restructuring-related cash expenses will be paid by December 31, 2002.

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

REVENUE RECOGNITION:  We derive our revenue from sales of software licenses,  software royalties and
professional  consulting,   training,  maintenance  and  support  services.  Significant  management judgments and estimates must be made and used in connection with the economic conditions that led to a reduction in software purchased in 2001 by  Internet-related  businesses and a general slowdown in
IT spending. We expect purchases of our XML-based products to increase with a rebound in IT software purchases and with broader  acceptance of XML technology.  This,  paired with our increased focus on sales and marketing of our  XML-based  products is expected to grow this source of revenue in future quarters. ObjectStore software revenues decreased 43.9%, to $17.0 million in 2001 from $30.2 million in 2000. The decrease in software  revenues for the  ObjectStore  product line was  attributable  to decreased technology  purchases,  as well as generally smaller purchases per sales engagement,  as a
result  of   uncertain   general   economic   conditions   that  have   particularly   affected  the
telecommunications  industry,  which  historically  has been one of the  principal  markets  for our
ObjectStore products.  To the extent that there is a rebound in IT software purchases,  particularly within the  telecommunications  industry,  we expect that this would modestly  increase our revenues from our sales of ObjectStore products in future quarters.

When we sell software separately,  or together with other services that are not considered essential to the functionality of the software product,  we recognize revenue in accordance with the Statement of Position 97-2,  "Software Revenue  Recognition" ("SOP 97-2").  Pursuant to SOP 97-2, we recognize software license revenue upon delivery of the software product,  provided  persuasive evidence of an arrangement exists, no significant  obligations with regard to installation or implementation of the software remain, our fees are fixed or determinable, collection of receivables is reasonably assured and customer acceptance, when applicable, has been obtained.

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

We also sell consulting services  separately from sales of our software products.  We generally bill these services on a time-and-materials  basis, and we generally recognize revenue for these services as they are performed. However, if the consulting agreement is a fixed-fee arrangement, we recognize services revenue using the percentage of completion  method in accordance with the provisions of SOP
81-1, as described above.

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

VALUATION OF GOODWILL AND INTANGIBLE ASSETS: As described in Note E of the Notes to the Consolidated
Financial  Statements,  we recorded  $54.8  million of  goodwill  and  intangible  assets in 2001 in connection  with our acquisition of C-bridge.  We assess the impairment of  identifiable  intangible assets and goodwill whenever events or changes in circumstances  indicate that the carrying value of the  relevent  asset may not be  recoverable.  Management's  judgment  regarding  the  existence  of impairment  is based on  indicative  factors  such as the  following:  significant  underperformance relative to historical or projected future operating results;  significant  changes in the manner of our use of the acquired assets or our overall business  strategy;  significant  negative industry or economic  trends;  significant  declines in our stock price for a sustained  period;  and our market capitalization  relative to net book value. Due to a significant  change in the manner of our use of these acquired assets as well as a change in our overall business strategy,  after December 31, 2001 management performed a review of our goodwill and determined that the sum of the expected cash flows
(undiscounted and without interest) was less than the carrying amount of the goodwill.  Management's analysis was based on the  guidance  provided in SFAS No. 121,  "Accounting  for the  Impairment  of
Long-lived Assets for Long-lived Assets to be Disposed of." As a result of this analysis  management recorded an impairment charge of $54.4 million in the fourth quarter of 2001.

LITIGATION:  Our current estimate of our potential  liability  relating to our pending litigation is based on claims for which our  management can estimate the outcome and the amount of loss. We record the minimum estimated  liability related to those claims where there is a range of loss.  Because of the uncertainty of both the outcome and the amount of loss of our pending litigation,  management is unable to make a reasonable estimate of the liability that could result from our pending litigation.
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

We have recorded a valuation allowance of $48.4 million against our net deferred tax assets of $48.4 million as of December 31, 2001 based upon the management's conclusion,  that it is more likely than not that none of these deferred tax assets will be realized.  This  valuation  allowance is based on our estimates of our taxable  income in the  jurisdictions  in which we operate and the periods over which our deferred tax assets will be recoverable.  We evaluate the  recoverability  of our deferred tax assets and the level of our valuation allowance on a quarterly basis.

The following  table sets forth certain  revenue and cost data as a percentage of our total revenues for each of the three years ended December 31, 2001.

                                                     2001          2000         1999
                                                 ----------    ----------   -----------
Revenues:
  Software                                            44.2%         61.3%         60.2%
  Services                                            55.8          38.7          39.8
                                                 ----------    ----------   -----------
    Total revenues                                   100.0         100.0         100.0
                                                 ----------    ----------   -----------
Cost of revenues:
  Cost of software                                     2.2           4.2           3.9
  Cost of services                                    33.2          25.6          21.3
                                                 ----------    ----------   -----------
    Total cost of revenues                            35.4          29.8          25.2
                                                 ----------    ----------   -----------
Gross profit                                          64.6          70.2          74.8
Operating expenses:
  Selling and marketing                               68.7          59.3          59.9
  Research and development                            26.6          18.3          16.9
  General and administrative                          21.0          10.2          10.0
  Restructuring                                        5.0             -           1.5
  Impairment of intangibles                          110.6             -             -
                                                 ----------    ----------   -----------
    Total operating expenses                         231.9          87.8          88.3
                                                 ----------    ----------   -----------
Operating loss                                      (167.3)        (17.6)        (13.5)
Other income, net                                      1.5           1.9           1.8
                                                 ----------    ----------   -----------
Net loss                                            (165.8)        (15.7)        (11.7)
                                                 ----------    ----------   -----------

2001 COMPARED TO 2000

On September 19, 2001 we completed our acquisition of C-bridge. The acquisition was accounted for as a purchase. Under purchase accounting rules we are combining operating results for the two companies only for the post-merger period. The principal impact on the twelve-month period ending December 31,
2001 of including  C-bridge's  operating  results was an increase in XML consulting  revenue of $5.8 million and an increase in expenses of $6.3 million.

SOFTWARE REVENUES. Software revenues decreased 49.6%, to $21.7 million in 2001 from $43.1 million in
2000. XML software revenues decreased 63.0%, to $4.7 million in 2001 from $12.9 million in 2000. The decrease in XML software  revenues was due primarily to a decreased  adoption of new technologies by companies  as a result of the  economic  downturn  and  specifically  a fall off of demand for these technologies  from  internet-related  businesses.  We expect purchases of our XML-based  products to increase  with a rebound in IT software  purchases and with broader  acceptance  of XML  technology.
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

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  decreased  32.0%,  to $22.7 million in 2001 from $33.4 million in 2000.  International revenues as a percentage of total revenues were 46.1% in 2001, compared with 47.4% in 2000. While we expect that  international  revenues will continue to be a large part of our revenues in 2002, it is difficult  to predict the  percentage  that they will  represent.  In  particular,  Asia Pacific has historically  represented  over 10% of our total  revenues.  However,  due to a  particularly  acute economic slow down in Japan and our  dependence  upon the  distribution  channel in that region,  we expect revenue  contributions  from Asia Pacific to decline in the coming year. This may result in a reduction in the overall contribution from international revenues as a percent of total revenues.

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

RESTRUCTURING.  In 2001,  we  recorded  a  restructuring  charge in the amount of $2.4  million,  in connection with the merger with C-bridge and the repositioning of the company for future growth. The charge was composed of severance  costs for 125 employees and costs  relating to the closure of four of our office locations.  As of December 31, 2001,  approximately $0.5 million of these costs remain to be paid. We expect these remaining costs to be paid by December 31, 2002.

IMPAIRMENT  OF  INTANGIBLE  ASSETS.  We recorded a $54.4 million  impairment  charge  related to the goodwill acquired in the C-bridge acquisition.

OTHER INCOME (NET). Other income (net) decreased 46.5%, to $0.7 million in 2001 from $1.4 million in
2000.  The decrease was primarily due to the lower cash balances in 2001,  (before  giving affect to the increase in our cash balances  resulting from the C-bridge merger),  resulting in lower interest earned on our investments.

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

We had an accumulated deficit of approximately $127.6 million at December 31, 2001 and a net loss of
$81.6  million  (inclusive  of the $54.4 million  charge for the  impairment  of purchased  goodwill relating  to the  C-bridge  merger) for the year then ended.  Our main  source of  liquidity  is our current balance of cash and cash  equivalents.  Our balance of cash and cash equivalents was reduced by  approximately  $16.8  million  (exclusive  of the cash and cash  equivalents  we acquired in the
C-bridge merger) in the year ended December 31, 2001 and $6.8 million in the year ended December 31,
2000. We believe that our cash and cash  equivalents,  short-term  marketable  securities  and funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements for the next twelve months. However, changes in current or expected customer demand for our products and services, a decrease in our revenues without a corresponding reduction of expenses, or adverse changes in current economic forecasts could change management's  judgment of the adequacy of our current liquidity.

Our  operating  activities  used net cash of  $19.3  million  and  $5.6  million  in 2001 and  2000, respectively. The increase in the use of cash from operations was primarily the result of a net loss
(exclusive of the $54.4 million charge for purchased goodwill  impairment) of $27.2 million in 2001, offset by an increase of working capital of approximately  $7.4 million and non-cash charges of $0.5 million (exclusive of the goodwill impairment charge of $54.4 million).

Our  investing  activities  provided net cash of $37.5  million in 2001 and used $3.5 million of net cash in 2000.  The increase in net cash provided was  primarily  attributed  to our  acquisition  of
C-bridge on September 19, 2001. (See Note E of the Notes to the Consolidated Financial Statements.)

Our  financing  activities  provided  net cash of $0.7  million and $2.2 million for the years ended
December 31, 2001 and 2000,  respectively.  The cash provided from  financing  activities  consisted mainly of cash proceeds from the exercise of stock options.

We do not maintain any off balance sheet financing arrangements.

The table below  summarizes  our total  contractual  obligations  and  commercial  commitments as of
December 31, 2001 (in  thousands).  See Note D to the  Consolidated  Financial  Statements  included elsewhere in this Report for a discussion of these obligations and commitments.

                                                       Less than     1-3        3-5          After 5
                                             Total     1 year        years      years         years
                                           ---------------------------------------------------------
Operating lease obligations                $ 11,786     $ 3,377     $ 4,388     $ 3,037       $  984
Employee severance obligations                  769         769           -           -            -
Office closure obligations                    3,510       1,078       2,432           -            -
                                           --------     -------     -------     -------      -------
     Total contractual cash obligations    $ 16,065     $ 5,224     $ 6,820     $ 3,037       $  984

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

TRANSACTIONS WITH RELATED PARTIES

On April 6, 2001,  C-bridge advanced $1.0 million to a former officer of C-bridge and, following the
C-bridge merger, of the Company. This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable
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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange Commission may contain statements which are
not  historical  facts  but  which  are  "forward  looking   statements"  which  involve  risks  and
uncertainties. The words "expect",  "anticipate",  "internal", "plan", "believe," "seek", "estimate"
and similar  statements  are intended to identify such forward  looking  statements.  In particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" relating to our products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the  adequacy  of our  capital to meet  working  capital and capital expenditure  requirements,  may be  forward-looking  statements.  Our  disclosures  in  Item  7A,  "
Quantitative  and  Qualitative  Disclosures  About  Market  Risk," also  constitute  forward-looking statements. This Report also contains other forward-looking statements, including without limitation statements  regarding the market opportunity for our products,  our competitors,  the development of our products, the capabilities of our product lines,  anticipated increases in revenues from our XML products, the percentage of revenues from our international  operations,  our outlook with regard to costs and expenses, the effects of our recent  restructurings,  our outlook with respect to our cash utilization,  the effects of recently-announced  accounting standards,  the adequacy of our existing office  facilities  to meet our  requirements  over the next twelve  months and the  adequacy of our liquidity to meet our capital and operating requirements for the next twelve months. Such statements are not guarantees of future  performance,  but are based on  assumptions  and  expectations  of our management at the time such  statements  are made,  and involve  certain  risks,  uncertainties  and assumptions  that could cause our future results to differ  materially  from those  expressed in any forward-looking  statements.  Important  factors that could cause our actual  results to differ from those forward-looking statements include those set forth below. We disclaim any intent or obligation to update publicly any forward-looking  statements,  whether in response to new information,  future events or otherwise.

OUR RECENT  LOSSES AND THE RECENT  RESTRUCTURINGS  OF OUR BUSINESS MAKE IT DIFFICULT TO EVALUATE OUR
PROSPECTS FOR FUTURE SUCCESS.

We  incurred  substantial  losses  in  1999,  2000  and  2001.  We had  an  accumulated  deficit  of approximately $127.6 million at December 31, 2001 and we expect that we will continue operating at a loss in the near term.  In January 2001 we  restructured  our business by dividing it into  separate divisions,  one  focusing  on  XML-based  products  and the  other on our  ObjectStore  object  data management product, and reorganizing our sales and marketing, professional services and research and development staffs into separate organizations.  In January 2002, after our acquisition of C-bridge, we  decided to  recombine  our two  divisions  and to  consolidate  our  sales,  marketing,  product development,  customer support,  professional  services and administrative  functions.  In September
2001, in connection with the C-bridge acquisition,  Joe Bellini replaced Robert Goldman as our chief executive officer, and in connection with the subsequent consolidation of our operations, Philip Lee replaced Mark Cosway as our  President.  Because of the recent  changes in our business,  our recent historical  results of operations  may not give you an accurate  indication of our future results of operations or prospects. As a result, we do not have an established history of profitable operations under our present  management  team from which you can judge the prospects for future success of our current business operations.

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

THE FAILURE OF THE XML STANDARD TO ACHIEVE BROAD MARKET ACCEPTANCE,  DELAY IN SUCH ACCEPTANCE OR THE
INTRODUCTION OF A COMPETING STANDARD PERCEIVED TO BE SUPERIOR IN THE MARKET COULD HARM OUR BUSINESS.

Extensible  Markup  Language,  or XML, is an emerging  standard for sharing data over the  Internet.
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

OUR  EXPENSE  REDUCTION  PROGRAM  MAY  DISRUPT  OUR  BUSINESS  AND  ADVERSELY  AFFECT OUR RESULTS OF
OPERATIONS AND OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

During the past year we have  implemented  expense  reduction  programs  in response to a decline in market demand for Internet-related products and services. Since January 1, 2001, we have reduced our workforce by approximately 33% (without taking into account changes in our workforce relating to the
C-bridge  acquisition).  In January  2002,  in  connection  with the  consolidation  of our business operations,  we further reduced our workforce by approximately  18%. We anticipate that we will make further  workforce  reductions  as  we  continue  to  consolidate  our  facilities  and  operations.
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

OUR FUTURE SUCCESS WILL DEPEND  SIGNIFICANTLY  UPON OUR ABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED
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
Information  about our investment  portfolio is set forth in Note C of the Notes to the Consolidated
Financial Statements included elsewhere in this Report and is incorporated herein by reference.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are  classified as available for sale, and  consequently,  are recorded on the balance sheet at fair value with  unrealized  gains or losses  included  in  stockholders'  equity.  To date,  we have not experienced  material losses on our investments.  We place our investments with high-quality issuers and, by policy,  limit the amount of credit exposure to any one issuer.  Given the short  maturities and  investment-grade  quality of our  portfolio  holdings at  December  31,  2001,  a sharp rise in interest  rates  should  not have a  material  adverse  impact on the fair  value of our  investment portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following statements are filed as part of this Annual Report on Form 10-K:

ITEM                                                                           PAGE NO.

Report of Independent Accountants                                               23

Consolidated Balance Sheets as of December 31, 2001 and 2000                    24

Consolidated Statements of Operations for the three
years ended December 31, 2001, 2000 and 1999                                    25

Consolidated Statements of Stockholders' Equity for the three
years ended December 31, 2001, 2000 and 1999                                    26

Consolidated Statements of Cash Flows for the three
years ended December 31, 2001, 2000 and 1999                                    27

Notes to Consolidated Financial Statements                                      28

Report of Independent Accountants on Financial
Statement Schedule                                                              43

Schedule II - Valuation and Qualifying Accounts                                 44

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2002

eXcelon Corporation
Consolidated Balance Sheets
(in thousands except for per share amounts)
                                                                        ----------------------------
                                                                                December 31,
                                                                             2001          2000
                                                                        ------------- --------------
Assets

Current assets:
     Cash and cash equivalents                                               $25,765         $6,848
     Restricted cash and cash equivalents                                      3,100            200
     Short-term investments                                                      309          9,012
     Accounts receivable, net of allowance for
     doubtful accounts of $857 in 2001 and $1,066 in 2000
                                                                               8,908         13,767
     Prepaid expenses and other current assets                                 3,106          1,826
                                                                        ------------- --------------
Total current assets                                                          41,188         31,653

Property and equipment, net                                                    7,942          6,233
Marketable securities                                                              -            610
Intangibles, net                                                                 970          1,118
Other assets                                                                   2,530          1,132

                                                                        ------------- --------------
Total assets                                                                 $52,630        $40,746
                                                                        ------------- --------------

Liabilities and stockholders' equity

Current liabilities:
     Accounts payable                                                        $ 5,789        $ 4,418
     Accrued expenses                                                          3,187          3,006
     Accrued restructuring and exit costs                                      4,279              -
     Accrued compensation                                                      1,708          3,511
     Deferred revenue (current portion)                                        5,687          8,188
                                                                        ------------- --------------
Total current liabilities                                                     20,650         19,123

Deferred revenue (net of current portion)                                        547            323

Commitments and contingencies (Notes D and M )
                                                                                   -              -
Stockholders' equity:
  Preferred stock, $.01 par value;                                                 -              -
  authorized 5,000 shares; no shares issued or outstanding                      58             30
  Common stock, $.001 par value; authorized 200,000 shares;
  57,728  and 29,551 shares issued and outstanding in 2001 and
  2000, respectively
  Additional paid-in capital                                                 161,119         70,929
  Unearned compensation                                                            -         (1,127)
  Accumulated deficit                                                       (127,623)       (46,065)
  Accumulated other comprehensive loss                                        (2,121)        (1,894)
  Advances to stockholders                                                         -           (573)
                                                                        ------------- --------------
Total stockholders' equity                                                    31,433         21,300
                                                                        ------------- --------------
Total liabilities and stockholders' equity                                   $52,630        $40,746
                                                                        ------------- --------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

-------------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                                                    2001                2000               1999
-------------------------------------------------------------------------------------------------
Revenues:
   Software                                        $21,744             $43,118           $ 36,623
   Services                                         27,447              27,229             24,187
--------------------------------------------------------------------------------------------------
   Total revenues                                   49,191              70,347             60,810
Cost of revenues:
   Cost of software                                  1,096               2,921              2,380
   Cost of services                                 16,322              18,059             12,931
--------------------------------------------------------------------------------------------------
   Total cost of revenues                           17,418              20,980             15,311

Gross profit                                        31,773              49,367             45,499

Operating expenses:
   Selling and marketing                            33,783              41,730             36,426
   Research and development                         13,091              12,859             10,292
   General and administrative                       10,352               7,157              6,054
   Restructuring                                     2,442                   -                945
   Impairment of intangibles                        54,381                   -                  -
--------------------------------------------------------------------------------------------------
   Total operating expenses                        114,049              61,746             53,717
--------------------------------------------------------------------------------------------------
Operating loss                                     (82,276)            (12,379)            (8,218)
Other income, net                                      718               1,368              1,117
--------------------------------------------------------------------------------------------------
Loss before income taxes                           (81,558)            (11,011)            (7,101)
Provision for income taxes                               -                   -                 43
--------------------------------------------------------------------------------------------------
Net loss                                         $ (81,558)          $ (11,011)           $(7,144)
--------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted             $ (2.14)             $(0.38)            $(0.25)

Weighted average number of
common shares outstanding - basic and diluted       38,086              29,348             28,362
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Stockholders' Equity
(in thousands)

                                                                                              Accumulated
                                                    Additional                                  Other
                                            Common   Paid-In   Unearned  Treasury Accumulated Comprehensive Advances to      Comprehensive
                                            Stock    Capital Compensation  Stock    Deficit     (Loss)     Stockholders  Total   (Loss)
------------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $   28  $ 65,139   $  (162)  $ (251) $(27,910)   $(1,406)      $ (687)    $34,751
                                            -----------------------------------------------------------------------------------
 Purchase of treasury stock shares                                          (247)                                         (247)
 Issued for employee stock plan and
  option plans                                    1     1,526                498                                         2,025
 Unearned compensation related to
  option grants                                         1,125    (1,125)                                                     0
 Amortization of unearned compensation                              228                                                    228
 Forgiveness of stockholder loan                                                                               114        114
 Net unrealized loss on marketable                                                                (67)                     (67)      (67)
  securities
 Foreign currency translation adjustment                                                         (147)                    (147)     (147)
 Net loss                                                                           (7,144)                             (7,144)   (7,144)
                                                                                                                                ----------
 Comprehensive loss                                                                                                             $ (7,358)
                                                                                                                                ----------
                                            -----------------------------------------------------------------------------------
Balance at December 31, 1999                     29    67,790    (1,059)       -   (35,054)    (1,620)        (573)    $29,513
                                            -----------------------------------------------------------------------------------
 Purchase of treasury stock shares
 Issued for employee stock plan and
  option plans                                    1     2,224                                                            2,225
 Unearned compensation related to
  option grants                                           915      (915)                                                     -
 Amortization of unearned compensation                              847                                                    847
 Net unrealized gain on marketable                                                                 73                       73       73
  securities
 Foreign currency translation adjustment                                                         (347)                    (347)    (347)
 Net loss                                                                          (11,011)                            (11,011) (11,011)
                                                                                                                               ----------
 Comprehensive loss                                                                                                            $(11,285)
                                            --------------------------------------------------------------------------------------------
Balance at December 31, 2000                 $   30  $ 70,929 $  (1,127)   $   - $ (46,065)  $ (1,894)      $ (573)   $ 21,300
                                            -----------------------------------------------------------------------------------
 Issued for employee stock plan and
  option plans                                    1       718                                                              719
 Amortization of unearned compensation                            1,127                                                  1,127
 Net unrealized gain on marketable
  securities                                                                                     (168)                    (168)    (168)
 Foreign currency translation adjustment                                                          (59)                     (59)     (59)
 Forgiveness of  Stockholder Debt                                                                              573         573
 Issuance of stock and options related
  to purchase of C-Bridge Internet
  Solutions, Inc.                                27    89,472                                                           89,499
 Net loss                                                                          (81,558)                            (81,558) (81,558)
                                                                                                                               ----------
 Comprehensive loss                                                                                                            $(81,785)
                                           ----------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $  58  $161,119       $ -     $  - $(127,623)  $ (2,121)         $ -    $ 31,433
                                           ----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(in thousands)

-------------------------------------------------------------------------------------------------------------
                                               Year Ended December 31,
                                                                          2001           2000         1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                          $ (81,558)     $ (11,011)      $ (7,144)
   Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                       4,094          4,578          3,285
     Amortization of unearned compensation                               1,127            847            228
     Bad debt expense                                                      375            587          1,007
     Loss on forgiveness of loan                                           785              -              -
     Loss on impairment of intangibles                                  54,381              -              -
     Other                                                                  91              -            276
Changes in operating assets and liabilities - net of business acquired
     Accounts receivable                                                 9,104          (365)            679
     Prepaids and other current assets                                     379        (1,208)          (200)
     Other assets                                                          329          (112)          (286)
     Accounts payable and accrued expenses                             (8,208)            124          1,415
     Accrued restructuring costs                                         4,279              -              -
     Deferred revenue                                                   (4,432)           946          2,344
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                   (19,254)        (5,614)         1,604
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                 (925)        (3,722)        (3,027)
     Purchased software                                                      -           (370)        (1,151)
     Cash acquired, net                                                 29,096              -              -
     Purchases of marketable securities                                 (1,399)       (21,235)       (13,048)
     Proceeds from maturities and sales of
        marketable securities                                           10,733         21,833         12,898
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                    37,505         (3,494)        (4,328)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                               719          2,225          2,025
     Purchase of treasury stock                                              -              -           (247)
     Principal payments on borrowings                                      (19)           (17)           (13)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  700          2,208          1,765
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (34)           101            (40)
Net change in cash and cash equivalents                                 18,917         (6,799)          (999)
Cash and cash equivalents, beginning of year                             6,848         13,647         14,646
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $25,765        $ 6,848       $ 13,647
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                       $   2         $    -          $   6
     Income taxes paid                                                      15             14             95
-------------------------------------------------------------------------------------------------------------

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

When we sell software separately,  or together with other services that are not considered essential to the functionality of the software product,  we recognize revenue in accordance with the Statement of Position 97-2,  "Software  Revenue  Recognition" ("SOP 97-2"). Pursuant to SOP 97-2, we recognize software license revenue upon delivery of the software product,  provided  persuasive evidence of an arrangement exists, no significant  obligations with regard to installation or implementation of the software remain, fees are fixed or determinable, collection of receivables is reasonably assured and customer acceptance, when applicable, has been obtained.

For  arrangements  with multiple  obligations  (including for example,  obligations  for undelivered maintenance and support  services),  we allocate revenue to each component of the arrangement  using the  residual  value  method  based  on  the  vendor-specific  objective  evidence  ("VSOE")  of the undelivered  elements.  VSOE of the ongoing maintenance  obligations is based upon separate sales of renewals to other  customers or upon  substantive  renewal  rates quoted in the  contracts.  VSOE of services,  such as training or  consulting,  is based upon separate sales by us of these services to other customers. If evidence of VSOE for each element of the arrangement does not exist, all revenue for the  arrangement  is deferred  until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

When we sell software  licenses  together with other  services,  and those  services are  considered essential to the  functionality  of the software  product,  we recognize  both software  revenue and services  revenue using the  percentage of completion  method in accordance  with the  provisions of
Statement of Position 81-1,  "Accounting for Performance of Construction Type and Certain Production
Contracts"  ("SOP  81-1").  Pursuant to SOP 81-1, we recognize  revenue under a particular  contract based upon costs incurred as a percentage of total estimated costs for that contract. Provisions for estimated  losses on  uncompleted  contracts  are recorded in the period in which such losses become probable based on the current contract estimates.

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

Restricted  cash in the  amounts of $3.1  million and $0.2  million at  December  31, 2001 and 2000, respectively,  consists of certificates of deposits and treasury bills held for irrevocable  standby letters of credit that are security  deposits  pursuant to operating  leases for premises located in
Massachusetts, California, and Michigan. The cash classified as short-term relates to leases that we expect to terminate within the next twelve months.

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

INCOME TAXES

Our income tax expense includes  applicable U.S. and  international  income taxes.  Certain items of income and expense are not reported in tax returns and financial  statements  in the same year.  The tax effects of these  differences are reported as deferred tax assets and liabilities.  Deferred tax assets are  recognized,  net of  valuation  allowances,  for the  estimated  future  tax  effects of deductible  temporary  differences  and tax  operating  loss and  credit  carryforwards.  Changes in deferred tax assets and  liabilities  are recorded in the provision  for income  taxes.  We record a valuation allowance against the net deferred tax assets if based upon the available evidence,  it is more likely than not that some or all of the deferred  tax assets will not be realized.  We evaluate the  recoverability  of the  deferred  tax  assets  and the level of the  valuation  allowance  on a quarterly basis.

PURCHASED SOFTWARE

Purchased  software  includes  the  cost  of  purchased  third-party  software,  net of  accumulated amortization.  Amortization is provided using the straight-line method over periods ranging from one to five years.  Accumulated  amortization amounted to $4,002,251 and $3,917,679 at December 31, 2001 and 2000,  respectively.  Amortization  expense was $529,572,  $494,105 and $669,394 for the years ending December 31, 2001, 2000 and 1999, respectively.

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

As  described in Note E, we recorded an  impairment  charge of $54.4  million in the quarter  ending
December 2001, relating to goodwill acquired in connection with the C-bridge acquisition.

ADVERTISING COSTS

Advertising costs are charged to operations as incurred.  Advertising costs were  approximately $1.3 million,  $3.1  million and $1.7  million in the years ending  December  31,  2001,  2000,  and 1999 respectively.

COMPREHENSIVE LOSS

Other  comprehensive loss includes certain changes in equity that are excluded from net loss such as currency  translation  adjustments  and  unrealized  gains (losses) on  investments.  The individual components of comprehensive loss are included in the consolidated statements of stockholder's equity for the year ended December 31, 2001,  2000 and 1999. For the years ending  December 31, 2001,  2000 and  1999,  there  is no  income  tax  expense  or  benefit  allowable  to the  components  of other comprehensive income.

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

B. PROPERTY AND EQUIPMENT:

Our property and equipment consisted of the following, in thousands:

                                                         December 31,      December 31,
                                                             2001              2000
                                                      ----------------- -----------------
Computer and computer-related equipment                     $11,669           $ 9,895
Office equipment and furniture                                1,630             1,532
Purchased computer software                                   3,093             2,182
Leasehold improvements                                        2,522             2,609
                                                           --------           -------
                                                             18,914            16,218
Less accumulated depreciation and amortization              (10,972)           (9,985)
                                                           ---------          --------
                                                            $ 7,942           $ 6,233
                                                           =========          ========

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

                                                                               GROSS      GROSS
DECEMBER 31, 2001                                     AMORTIZED              UNREALIZED UNREALIZED
                                                        COST     FAIR VALUE     GAINS     LOSSES
                                                      ---------  ----------  ---------- -----------
 U.S. Government obligations                          $ 20,222     $ 20,231        $ 9           -
 Corporate obligations                                     350          350          -           -
 Other                                                   2,863        2,863          -           -
                                                      --------     --------      -----        -----
      Total investments                               $ 23,435     $ 23,444        $ 9           -
                                                      ========     ========      =====        =====
Amounts included in:
Cash and cash equivalents                             $ 23,135      $23,135          -           -
Short-term investments                                     300          309          9           -
Marketable securities, non-current                           -            -          -           -
                                                      --------     --------      -----        -----
     Total                                            $ 23,435      $23,444        $ 9           -
                                                      ========     ========      =====        =====

DECEMBER 31, 2000

 U.S. Government obligations                          $  1,952     $  1,959       $  7        $  -
 Corporate obligations                                  10,505       10,507          6          (4)
 Other                                                     641          641          -           -
                                                      --------     --------       ----        -----
      Total investments                               $ 13,098     $ 13,107       $ 13        $ (4)
                                                      ========     ========       ====        =====
Amounts included in:
Cash and cash equivalents                              $ 3,485      $ 3,485        $ -        $  -
Short-term investments                                   9,010        9,012          6          (4)
Marketable securities, non-current                         603          610          7           -
                                                      --------     --------       ----        -----
     Total                                            $ 13,098     $ 13,107       $ 13        $(4)
                                                      ========     ========       ====        =====

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
                                                                        ========

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
     eXcelon assumed options to purchase 15,910,045 shares of eXcelon stock. The fair value of these options was determined using the Black-Scholes model and the following assumptions: an expected option volatility of 130%, an average  risk-less rate of return of approximately  4.7% and zero expected dividend yield.
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

Cash acquired (including restricted cash of $2.9 million)              $35,853
Other current assets                                                     6,703
Property, plant and equipment                                            4,907
Goodwill and other intangibles                                          54,812
Other assets                                                             3,217
                                                                       -------
   Total assets acquired                                               105,492
                                                                       -------
Current liabilities                                                     (6,377)
Exit costs of C-bridge                                                  (5,783)
                                                                       --------
Total liabilities assumed                                              (12,160)
                                                                       --------
Net assets acquired                                                    $93,332
                                                                       ========

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

Exit costs related to the C-bridge  acquisition  are  approximately  $5.8 million.  Included in this amount is $1.5  million of severance  costs for former  C-bridge  employees  that were laid off as a result of the merger and  approximately  $4.3  million in  expected  costs  associated  with  office closures of former C-bridge  locations.  It is possible that within the next nine months we may need to update  these exit costs.  At  December  31, 2001 $.7  million of  the  severance  costs and $3.1 million of office closure costs have yet to be paid. It is expected that these costs will be paid by
December 31, 2002.

After  completing  the merger and reducing our expense run rate through  restructuring,  we believed that revenues would exceed expenses in the short term, allowing the newly-combined company to return to  profitability.  However,  our  revenues  declined  again in the fourth  quarter,  resulting in a larger-than-expected  operating  loss for the  quarter.  We also ended  2001 with  lower  consulting bookings  than was  forecasted  and a made a decision  to cut back  significantly  on the  personnel associated with the sale and delivery of the traditional C-bridge consulting business.

Due to these  events,  we  performed  a review of the  goodwill  in the  fourth  quarter of 2001 and determined that an impairment existed.  Our analysis was based on the guidance provided in SFAS 121,
"Accounting for the Impairment of Long-lived Assets and for long-lived Assets to be Disposed of." As a result of the sum of the expected cash flows  (undiscounted  and without  interest  charges) being less than the carrying amount of the goodwill, an analysis was performed to determine impairment. We determined  that the present  value of the sum of the  estimated  future cash flows of the  C-bridge business  was low enough to require  the full $54.4  million  dollars of  purchased  goodwill  to be written off.

The results of operations  of C-bridge  have been  included in our results of  operations  since the
September  19, 2001  acquisition  date.  The following  summary,  prepared on an unaudited pro forma basis, presents the condensed consolidated results of operations for the twelve-month periods ending
December 31, 2001 and 2000,  respectively,  assuming  C-bridge had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                                           December 31,      December 31,
                                                               2001              2000
                                                           ------------      ------------
Revenue                                                       $ 83,109         $ 153,317
Net loss (including $54.4 million impairment charge)          (114,460)          (73,097)
Basic and diluted net loss per share                             (2.01)            (1.38)

F. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

We are authorized to issue up to 5,000,000  shares of Preferred Stock,  $.01 par value,  with rights and terms to be  determined  by our Board of  Directors  without  the need for  further  shareholder approval.  As of December 31, 2001 and 2000, there were no issued or outstanding shares of Preferred
Stock.

STOCK REPURCHASE PROGRAM

In November  1998, our Board of Directors  authorized a stock  repurchase  program  whereby we could purchase up to 2,000,000  shares of our Common  Stock to meet  requirements  of our  employee  stock option and stock purchase  plans.  No minimum number or value of shares to be repurchased  was fixed nor was a time limit as to the duration of the program  established.  During the year ended December
31,  1999 we  repurchased  37,000  shares  of our  Common  Stock  at a cost of  $247,000.  All  such repurchased  shares were subsequently  reissued through employee stock option exercises during 1999.
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

STOCK OPTION PLANS

We have nine stock option plans  (including  five former C-bridge stock option plans that we assumed in the C-bridge merger),  of which two stock option plans are currently in effect under which future grants may be issued.  In total for all plans,  39,892,045  shares have been authorized for grant or assumed  through the C-bridge  acquisition.  Our 1996 Incentive and  Nonqualified  Stock Option Plan
("1996 Plan") authorizes grants of options to purchase up to 7,700,000 shares. Our 1997 Nonqualified
Stock Option Plan ("1997  Plan")  authorizes  the grant to employees of the Company of  nonqualified options to purchase up to, 500,000 shares.  Stock options generally have a maximum term of ten years and vest over periods  ranging from one to five years.  At December 31, 2001,  total  authorized but unissued  shares  under our stock  option  plans were  27,466,580  of which  5,371,112  options were available for grant.

Stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                Year Ended December 31,
                                 2001                        2000                      1999
                                                                 Weighted
                          Number      Weighted         Number     Average        Number      Weighted
                            Of        Average            Of       Exercise         Of        Average
                         Options   Exercise Price      Options    Price          Options   Exercise Price
                         -------   --------------      -------    ---------      -------   --------------
Outstanding at
  Beginning  of year     10,040,487    $ 5.89         6,848,304     $ 4.32      4,675,344      $ 4.16
Granted                  22,867,823      4.33         4,383,050       8.17      5,111,050        4.75
Cancelled               (9,910,536)      6.72         (649,819)       7.12    (2,186,151)        5.74
Exercised                 (902,306)      0.41         (541,048)       3.16      (751,939)        2.04
Outstanding at           ----------                  ----------                 ---------
   End of year           22,095,468      4.12        10,040,487     $ 5.89      6,848,304      $ 4.32
                         ==========                  ==========                 =========
Exercisable               9,072,093    $ 4.30         3,791,240     $ 3.85      1,698,629      $ 3.57
                         ==========                  ==========                 =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                   OPTIONS OUTSTANDING                                                  OPTIONS EXERCISABLE
--------------------------------------------------------------------------------  ----------------------------
                                           Weighted Avg.
Range of Exercise     Number of Shares       Remaining         Weighted          Number         Weighted Avg.
Prices                  Outstanding        Contract Life         Avg.         Exercisable       Exercise Price
                                                               Exercise
                                                                 Price
-----------------     ----------------     -------------       ----------      ------------      ---------------
 $ 0.01  -  $ 0.24        2,249,528            6.81            $ 0.23          2,168,509           $ 0.23
   0.25  -    0.39        1,367,700            9.71              0.39             92,700             0.39
   0.44  -    0.44        2,900,765            9.72              0.44                  -             0.00
   0.48  -    2.50        2,723,892            8.04              1.57          1,179,031             1.20
   2.53  -    3.06        1,624,955            8.17              2.86          1,040,025             2.74
   3.12  -    3.30        2,524,551            9.11              3.29            418,468             3.29
   3.31  -    4.79        2,644,317            7.91              4.29          1,289,056             4.25
   5.19  -    6.79        2,267,540            7.47              6.38          1,393,643             6.40
   6.87  -    9.99        2,218,124            8.34              8.56            886,394             8.57
  10.06  -   45.54        1,574,096            8.40             16.99            604,267            17.90
                         ----------            ----            ------          ---------           ------
                         22,095,468            8.35            $ 4.12          9,072,093           $ 4.30

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
unamortized compensation was $0, $1,127,188 and $1,058,875,  respectively. Pursuant to SFAS No. 123, had the fair value method of accounting  using the  Black-Scholes  pricing model been applied to our stock plans, the pro forma impact would have been as follows, in thousands except per share amounts:

                                                          2001             2000            1999
      As Reported                                         ----             ----            ----
        Net loss                                       $(81,558)        $(11,011)        $(7,144)
        Net loss per share - basic                        (2.14)           (0.38)          (0.25)
        Net loss per share - diluted                      (2.14)           (0.38)          (0.25)
      Pro Forma
        Net loss                                        (89,190)         (22,265)        (12,407)
        Net loss per share - basic                        (2.34)           (0.76)          (0.44)
        Net loss per share - diluted                      (2.34)           (0.76)          (0.44)

The fair value of these options at the date of grant was estimated using the following assumptions:

                                                          2001             2000             1999
                                                          ----             ----             ----
        Risk free interest rate                            4.49%             6.0%            6.7%
        Dividend yield                                        0%               0%              0%
        Expected volatility                                 130%             120%            108%
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

G. ADVANCES TO STOCKHOLDERS:

In 1996,  options to  purchase  2,760,000  shares of our Common  Stock  granted to two  officers  in
December 1995 were  accelerated,  and the officers  exercised  these options in exchange for cash of
$2,760 and full recourse promissory notes in the amount of $687,000 in the aggregate. The promissory notes,  as  amended,  bear  interest  at 7.0% and were due on the  earlier  of April 1, 2002 or upon termination of employment. In 1999, in connection with the employment termination of one officer, we agreed to forgive his promissory note in the principal amount of $115,000,  plus accrued interest of
$6,000, totaling $121,000, which was included in a restructuring charge (See Note H).

On September 19, 2001, as a result of the acquisition of C-bridge,  we agreed with the other officer to forgive the principal and accrued  interest of the remaining  promissory note. At the date of the
merger,   the  total  amount  forgiven  was  $791,965  which  included  $572,700  of  principal  and approximately  $212,000 of accrued  interest.  The amount  forgiven  was  recorded as a component of general and administrative expense in the quarter ending September 30, 2001.

On April 6, 2001,  C-bridge advanced $1.0 million to a former officer of C-bridge and, following the
C-bridge merger, of the Company. This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable in full in August 2002.

H. RESTRUCTURING AND EXIT COSTS:

In fiscal  2001,  we  implemented  a  restructuring  plan to realign our  operations  in response to changing market  conditions.  The restructuring  costs of $2.4 million related to the elimination of
125 employees across the following  functions:  general and administrative  (14),  engineering (20), marketing  (14),  sales (47) and services  (30).  These costs also include the  write-off of certain assets no longer  required in operations  and costs related to closing four offices.  The total cash impact of the restructuring will be approximately $2.4 million. As of December 31, 2001, $458,544 of restructuring  costs have yet to be paid.  It is  expected  that  these  costs will be fully paid by
December 31, 2002. In addition,  as described in Note O, the Company announced another restructuring in January 2002.

As discussed in Note E, estimated exit costs related to the C-bridge  acquisition are  approximately
$5.8  million.  These exit costs are not  charged to  operations,  but  instead  are  recorded  as a liability in purchase accounting. Included in this amount is $1.5 million related to the elimination of 168 employees across the following functions:  general and administrative (19), sales & marketing
(39), and services (110). these costs also include $4.3 million related to closing six offices.  The total cash impact of the restructuring will be approximately $5.8 million.  As of December 31, 2001,
$3.8 million of these exit costs have yet to be paid.  It is expected that these costs will be fully paid by  December  31,2002.  It is  possible  that within the next nine months we may need to update these estimates of exit costs.

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

The following table summarizes the restructuring and exit charges (in thousands):

                                                       Year Ended                  Year Ended
                                                    December 31, 2001           December 31, 1999

Charges to operations:
   Employee terminations                                  $ 1,982                       $ 811
   Asset write-offs                                            58                           -
   Marketing program cancellation                               -                          70
   Facility closings                                          402                          64
                                                          -------                      ------
     Total                                                 $2,442                         945

Purchase accounting liabilities:
   Employee terminations                                  $ 1,503                           -
   Facility closings                                        4,280                           -
                                                          -------
     Total                                                $ 5,783                           -

Costs incurred:
   Employee terminations                                    2,716                         811
   Asset write-offs                                            58                           -
   Marketing program cancellation                               -                          70
   Facility closings                                        1,172                          64
                                                           ------                       -----
     Total                                                  3,946                         945

Ending balance:
   Employee terminations                                      769                           -
   Facility closings                                        3,510                           -
                                                          -------                       -----
                                                          $ 4,279                           -

Cash expenditures:
   Employee terminations                                    2,716                         811
   Marketing program cancellation                               -                          70
   Facility closings                                        1,172                          64
                                                            -----                       -----
          Total                                            $3,888                        $945

Number of employee severances                                 293                          11

I. INCOME TAXES:

Our loss before income taxes is as follows, in thousands:

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
                                       ===========      =========     =========

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
                                       -----------------------------------------

The following is a reconciliation between the U.S. federal statutory rate and our effective tax rate:

                                                     Year Ended December 31,
                                               -----------------------------------------
                                                  2001            2000          1999
                                               -----------------------------------------
      U.S. federal statutory rate                (34.0)%         (34.0)%       (34.0)%
      State taxes, net of federal benefit         (2.2)           (5.9)            -
      Foreign rate differential                   (0.2)           (1.4)          2.3
      Non-deductible goodwill                     22.6             1.0           1.0
      Other                                       (0.4)              -             -
      Net change in valuation allowance           14.2            40.3          30.1
                                               ----------------------------------------
                                                   0.0%            0.0%         (0.6)%
                                               ========================================

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
The NOLs  include a  deferred  tax asset of  approximately  $2,303,000  reflecting  the  benefit  of deductions from the exercise of stock options.  The benefit from this $2,303,000  deferred tax asset will be recorded as a credit to additional paid-in capital when realized.  Management of the Company has evaluated the positive and negative  evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance of approximately  $48,378,000 for such assets, which are comprised principally of net operating loss carryforwards and research and experimentation credit carryforwards.

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

J. RELATED PARTY TRANSACTIONS:

At December 31, 2001 we had business relationships with four related parties.  They are as follows:

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

Insight Capital,  which has an equity interest in the Company,  also provides consulting services to the Company.  In exchange for these  services,  on February 14, 2002, we granted options to purchase
100,000 shares of our common stock at the fair market value price ($1.28) of our common stock on the date of grant. These options vested immediately.  We will record a compensation charge to operations in the first quarter of 2002 related to this transaction.

On April 6, 2001,  C-bridge advanced $1.0 million to a former officer of C-bridge and, following the
C-bridge merger, of the Company. This loan bears interest at an annual rate of 5.11%. As of December
31, 2001,  the loan balance,  including  accrued  interest,  was $1,038,688 and is included in other assets on the balance sheet.  The promissory  note  evidencing  this loan is presently  secured by a second mortgage on the former officer's principal residence.  The promissory note is due and payable
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

                                                              December 31,
                                                         2001              2000

Revenues:
   XML product line                                   $ 17,664          $ 20,015
   Object Design product line                           31,527            50,332
                                                      --------          --------
          Total revenues                              $ 49,191          $ 70,347
                                                      ========          ========

Operating Income (loss):
   XML product line                                   $(82,222)          (18,482)
   Object Design product line                              (54)            6,103
                                                      ---------         ---------
          Total operating loss                        $(82,276)         $(12,379)
                                                      =========         =========

Identifiable Assets:
   XML product line                                      6,432             3,571
   Object Design product line                            4,245            11,311
   General corporate assets                           $ 41,953          $ 25,864
                                                      --------          --------
          Total assets                                $ 52,630          $ 40,746
                                                      ========          ========

Sales and marketing  operations outside the United States are conducted  principally through foreign sales  subsidiaries in Europe and the  Asia/Pacific  region.  Financial  information,  summarized by geographic area, is as follows, in thousands:

                                        Year ended December 31,

                                      2001          2000          1999
    REVENUES                          ----          ----          ----
      North America                 $ 26,497       $36,991      $ 37,399
      United Kingdom                  11,053        13,842        10,761
      Rest of Europe                   3,706         7,289         4,356
      Asia Pacific                     7,935        12,225         8,294
                                    --------      --------      --------
       Total Revenues               $ 49,191      $ 70,347      $ 60,810
                                    ========      ========      ========

    OPERATING (LOSS)
      North America                 $(78,066)     $(12,312)     $ (6,039)
      United Kingdom                    (684)          883           (42)
      Rest of Europe                  (1,793)         (269)       (1,669)
      Asia/Pacific                    (1,733)         (681)         (468)
                                    ---------     ---------     ---------
       Total operating loss         $(82,276)     $(12,379)     $ (8,218)
                                    =========     =========     =========

    IDENTIFIABLE ASSETS
      North America                  $55,315       $37,657      $ 47,298
      United Kingdom                   4,148         6,306         4,843
      Rest of Europe                     998         3,385         1,860
      Asia/Pacific                     1,957         3,186         3,192
      Eliminations                    (9,788)       (9,788)       (9,788)
                                    ---------     ---------     ---------
       Total identifiable assets     $52,630      $ 40,746      $ 47,405
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

On November 21, 2001, Navidec,  Inc., a former customer,  filed a complaint against us in the United
States  District  Court in  Denver,  Colorado,  alleging  that we  misrepresented  the nature of our
ObjectStore  product in connection  with a business  project  undertaken  by Navidec.  The complaint asserts various causes of action in the nature of misrepresentation and seeks unspecified damages.

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

N. QUARTERLY RESULTS OF OPERATIONS:

       (unaudited and in thousands, except per share amounts)

2001                                     First           Second             Third           Fourth
----                                    Quarter          Quarter           Quarter          Quarter
                                        -------          -------           -------          -------
Revenue                               $  15,112         $  9,319        $  10,938        $  13,822
Gross profit                             11,182            5,509            7,208            7,874
Operating loss                           (5,203)          (9,205)          (8,609)         (59,260)
Net loss                                 (5,002)          (8,920)          (8,577)         (58,998)
Net loss per share - basic                (0.17)           (0.30)           (0.26)           (1.03)
Net loss per share - diluted              (0.17)           (0.30)           (0.26)           (1.03)

2000                                     First           Second             Third           Fourth
----                                    Quarter          Quarter           Quarter          Quarter
                                        -------          -------           -------          -------
Revenue                               $  17,004         $ 19,069        $  18,809        $  15,465
Gross profit                             12,611           13,835           13,226            9,693
Operating loss                           (1,051)          (1,427)          (2,264)          (7,638)
Net loss                                   (710)          (1,070)          (1,849)          (7,382)
Net loss per share - basic                (0.02)           (0.04)           (0.06)           (0.25)
Net loss per share - diluted              (0.02)           (0.04)           (0.06)           (0.25)

O.  SUBSEQUENT EVENTS:

In January 2002, we decided to restructure our  operations.  As a result of this  restructuring,  we consolidated our two business units (the eXcelon division and the Object Design  division).  We will maintain one sales and marketing group and one engineering  group in the future.  As a direct result of this  corporate  restructuring,  we reduced our total  world-wide  workforce by 12 employees.  We expect to charge $280,000 of restructuring costs to operations in the first quarter of 2002.

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
Schedule II-Valuation and Qualifying Accounts
(in thousands)

                                                  Balance at         Charges to         Charges to         Balance at
                                                 Beginning of         Costs and            Other             End of
                                                    Period            Expenses           Accounts            Period
                                                ----------------  ------------------ ------------------  ----------------

Year end December 31, 2001:
     Allowance for doubtful accounts                $ 1,066            $   375           $  (584)          $   857
     Deferred tax asset valuation allowance         $23,699            $24,674                 -           $48,373

Year end December 31, 2000:
     Allowance for doubtful accounts                $ 1,232            $   587           $  (753)          $ 1,066
     Deferred tax asset valuation allowance         $17,621            $ 6,078                  -          $23,699

Year end December 31, 1999:                         $ 1,199            $ 1,143           $(1,110)          $ 1,232
     Allowance for doubtful accounts                $15,486            $ 2,135                 -           $17,621
     Deferred tax asset valuation allowance

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions  "Directors and Executive  Officers" and "Section 16(a)
Beneficial Ownership Reporting  Compliance" in our Definitive Proxy Statement for the Annual Meeting
of Stockholders  to be held on June 13, 2002,  which is expected to be filed with the Securities and
Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2001
(the "Definitive Proxy Statement"), is incorporated herein by reference.

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
     3.1       Amended and Restated Certificate of Incorporation                                                A
     3.2       Certificate of Amendment to the Amended and Restated  Certificate of Incorporation of            G
               the Company (regarding change of corporate name).
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
    10.3       1996 Incentive and Nonqualified Stock Option Plan                                                A*
    10.4       1996 Employee Stock Purchase Plan                                                                A*
    10.12      Lease dated September 15, 1993 between the Company and 25 Mall Road Trust                        A
    10.13      First  Amendment  to Lease dated June 28,  1994  between the Company and 25 Mall Road            A
               Trust
    10.14      Second  Amendment  to Lease dated March 1, 1996  between the Company and 25 Mall Road            A
               Trust
    10.15      Employment  Agreement  dated  December  21,  1995  between  the Company and Robert N.            A*
               Goldman, as amended by Amendment to Employment Agreement dated May, 1996
    10.16      Employment  Agreement  dated  December  21,  1995  between  the Company and Justin J.            A*
               Perreault, as amended by Employment Agreement dated May, 1996
    10.17      Executive  Employment Agreement dated November 19, 1998 between the Company and Lacey            D*
               Brandt
    10.18      Executive  Employment  Agreement dated November 19, 1998 between the Company and Kirk            D*
               Bowman
    10.19      Executive  Employment Agreement dated November 19, 1998 between the Company and Brian            D*
               Otis
    10.20      Executive  Employment  Agreement  dated  November  19,  1998  between the Company and            D*
               Lawrence Alston
    10.21      Sixth Amended and Restated Stockholders' Agreement dated February 13, 1996, among the            A
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
    10.25      Internal  Use and  Substrate  Agreement  dated April 10, 1993 between the Company and            A
               International Business Machines Corporation
    10.26      Break-Up Agreement dated April 10, 1993 between the Company and International Business           A
               Machines Corporation
    10.27      Escrow Agreement dated April 10, 1993 between the Company  and  International Business           A
               Machines Corporation
    10.28      Master Agreement dated April 10, 1993 between the Company  and  International Business           A
               Machines Corporation
    10.29      First  Amended  and  Restated  Agreement  Regarding  Confidential  Information  dated            A
               February 11, 1993 between Company and International Business Machines Corporation

    10.30      Loan and Security Agreement dated December 17, 1996 between the Company and Bank of              B
               Boston, as amended
    10.31      $2,000,000 Revolving Note dated December 17, 1996 payable by the Company to Bank of              B
               Boston, as amended
    10.32      1997 Nonqualified Stock Option Plan                                                              C*
    10.33      Third Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust          C
    10.34      Third  Amendment to the Loan and Security Agreement and Second Amendment to the Revolving        D
               Note dated December 17, 1996 between the Company and Bank Boston
    10.35      Fourth Amendment to the Loan and Security Agreement and Third Amendment to the Revolving         D
               Note dated December 17, 1996 between the Company and Bank Boston
    10.36      Executive Employment Agreement dated November 19, 1998 between the Company and Robert            D*
               N. Goldman
    10.37      Executive Employment Agreement dated November 19, 1998 between the Company and Justin J.         D*
               Perreault
    10.38      Amended and Restated Executive Employment Agreement dated February 23, 1999 between the          D*
               Company and Justin J. Perreault
    10.39      Amended and Restated Executive Employment Agreement dated February 23, 1999 between the          D*
               Company and Robert N. Goldman
    10.40      Fourth Amendment to Lease dated March 1, 1996 between the Company and 25 Mall Road Trust         E
    10.41      Separation Agreement and General Release dated September 1, 1999 between the Company and         F*
               Justin J. Perreault
    10.42      Separation Agreement and General Release dated September 1, 1999 between the Company             F*
               and Kirk Bowman
    10.43      Amended and Restated Executive Employment Agreement dated September 2, 1999 between              F*
               the Company and Robert N. Goldman
    10.44      Executive  Employment Agreement dated September 1, 1999 between the Company and Ross             F*
               Hinchcliffe
    10.45      Executive Employment Agreement dated September 1, 1999 between the Company and Satish Maripuri   F*
    10.46      Executive Employment Agreement dated May 19, 1999 between the Company and Daniel E. O'Connor     F*
    10.47      Asset Purchase Agreement dated September 30, 1999 between the Company and Transformis LLC        F
    10.48      Loan and Security  Agreement  dated  September 30, 1999 between the Company and Silicon Valley   F
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
    10.50      Executive Employment Agreement dated March 30, 2000 between the Company and Alan E. Gold         H*
    10.51      Separation Agreement and General Release dated January 22, 2001 between the Company and          H*
               Daniel E. O'Connor
    10.52      Separation Agreement and General Release dated January 22, 2001 between the Company and          H*
               Lawrence Alston
    10.53      Continuing Employment Agreement and General Release dated March 30, 2001 between the Company     H*
               and Brian Otis
    10.54      Outsourcing Agreement dated October 8, 1999 by and among CEE Incorporated, Cambridge             I
               Executive Enterprises, Inc. and C-bridge
    10.55      Non-Competition Agreement dated September 27, 1999 by and among CEE Incorporated, Cambridge      I
               Executive Enterprises, Inc. and C-bridge
    10.56      C-bridge 1997 Stock Incentive Plan, as amended                                                   I
    10.57      C-bridge 1999 Stock Incentive Plan                                                               I
    10.58      Employment Offer Letter dated January 5, 1999 to Joseph M. Bellini from C-bridge                 I
    10.59      Commercial Building Lease dated May 1, 1999 by and between Property Management Partners, Inc.    I
               and C-bridge

    10.60      Stock Purchase Agreement dated as of June 9, 1999 by and between Raymond J. Lane                 I
    10.61      Series A Convertible Preferred Stock Purchase Agreement dated as of October 7, 1999 by and       I
               among InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P.,
               InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation
               and C-bridge
    10.62      Stockholders Voting Agreement dated as of October 7, 1999 by and among InSight Capital           I
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
               Bellini, Richard O. Wester and C-bridge
    10.63      Investor Rights Agreement dated as of October 7, 1999 by and among InSight Capital Partners      I
               III, L.P., InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners
               III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation and C-bridge
    10.64      Right of First Offer and Co-Sale Agreement dated as of October 7, 1999 by and among Hamilton     I
               Trust Company Limited, as Trustee of the Willingdon Trust, Cambridge Technology
               Enterprises, Limited, Butterfield Trust (Bermuda) Limited, as Trustee of the Winsor
               Trust, InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P.,
               InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation
               and C-bridge
    10.64      Registration Rights Letter dated October 7, 1999 to Hamilton Trust Company Limited, as           I
               Trustee of the Willingdon Trust, Butterfield Trust (Bermuda) Limited, as Trustee of the
               Winsor Trust and Cambridge Technology Enterprises, Limited from C-bridge
    10.65      C-bridge 1999 Director Stock Option Plan                                                         I
    10.66      C-Bridge 1999 Employee Stock Purchase Plan                                                       I
    10.67      Loan Security Agreement dated as of September 29, 1998 and as amended by a Loan Modification     I
               Agreement dated as of January 27, 1999, a Second Loan Modification Agreement dated as of
               April 7, 1999 and a Third Loan Modification Agreement dated as of September 29, 1999 by and between Silicon Valley Bank and C-bridge
    10.68      Lease Agreement dated March 15, 2000 by and between C-bridge and EOP 150 -California Street,     J
               L.L.C. relating to office space located at 150 California St. San Francisco, California
    10.69      Lease Agreement dated February 28, 2000 by and between C-bridge and BRE/Southfield, L.L.C.       J
               relating to office space located at 3000 Town Center, Southfield, Michigan
    10.70      Lease Agreement dated February 16, 2000 by and between C-bridge and 40 Wall Street, L.L.C.       J
               relating to office space located at 40 Wall St. New York, New York
    10.71      Lease Agreement dated May 11, 2000 by and between C-bridge and Arden Realty Limited              K
               Partnership relating to office space located at Howard Hughes Tower, 6701 Center Drive
               West, Los Angeles, California
    10.72      Lease Agreement dated June 15, 2000, by and between C-bridge and 125 Summer Street               K
               Cornerstone L.L.C. relating to office space located at 125 Summer St., Boston,
               Massachusetts
    10.73      Lease Agreement dated July 1, 2000 between C-bridge and Waterways Authority relating to          L
               office space located at 207 Kent Street, Sydney, Australia
    10.74      Secured Promissory Note dated March 13, 2001 in favor of C-bridge executed by Mark Cosway        M
    10.75      Stock Pledge Agreement dated as of March 13, 2001 between Mark Cosway and C-bridge               M
    10.76      Separation Agreement and General Release dated April 17, 2001 between the Company and Ross       N
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
               Partners Co-Investors, L.P.
    10.78      Executive employment agreement dated May 22, 2001 between the Company and Robert N. Goldman      O*
    10.79      Executive employment agreement dated May 22, 2001 between the Company and Satish Maripuri        O*

    10.80      Executive employment agreement dated May 22, 2001 between the Company and Lacey P. Brandt        O*
    10.81      Executive Employment Agreement dated May 22, 2001 between the Company and Joseph M. Bellini      O*
    10.82      Executive Employment Agreement dated November 16, 2001 between the Company and Clifford          +*
               Thompson
    10.83      Executive Employment Agreement dated November 16, 2001 between the Company and Kenneth Rugg      +*
    10.84      Executive Employment Agreement dated November 16, 2001 between the Company and Lawrence Alston   +*
    10.85      Chief Strategy Officer Employment Agreement dated November 16, 2001 between the Company and      +*
               Richard Putz
    21.1       List of Subsidiaries of the Company                                                              +
    23.1       Consent of PricewaterhouseCoopers  LLP                                                           ++

-----------------

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

+    Previously filed.

++   Filed herewith.

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

                                                          EXCELON CORPORATION

Date:  April 29, 2002                                     By: /s/ Joseph Bellini
                                                             ----------------------------------------
                                                             Joseph Bellini
                                                             Chief Executive Officer and Director

