Form 10-K/A
period 2001-12-31
EXCELON CORP
filed 2002-05-07
CIK 1014955

====================================================================================================

                                 SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC 20549

                                          FORM 10-K/A  No. 2

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

                                                                     Operating
                                                                      Leases

           2002                                                          $ 4,240
           2003                                                            3,785
           2004                                                            2,580
           2005                                                            2,027
           2006                                                            1,010
           Thereafter                                                        984
                                                                        --------
           Total future minimum lease payments                          $ 15,296
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

STOCK OPTION PLANS

We have nine stock option plans  (including  five former C-bridge stock option plans that we assumed in the C-bridge merger),  of which two stock option plans are currently in effect under which future grants may be issued.  In total for all plans,  39,892,045  shares have been authorized for grant or assumed  through the C-bridge  acquisition.  Our 1996 Incentive and  Nonqualified  Stock Option Plan
("1996 Plan") authorizes grants of options to purchase up to 7,700,000 shares. Our 1997 Nonqualified
Stock Option Plan ("1997  Plan")  authorizes  the grant to employees of the Company of  nonqualified options to purchase up to,  7,500,000  shares.  Stock options  generally  have a maximum term of ten years and vest over periods ranging from one to five years. At December 31, 2001,  total  authorized but unissued  shares under our stock option plans were  27,466,580 of which  5,371,112  options were available for grant.

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

