Form 10-Q
period 2002-03-31
EXCELON CORP
filed 2002-05-15
CIK 1014955

====================================================================================================

                                            UNITED STATES

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549
                                       ----------------------

                                              FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2002
                            ---------------------------------------------

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

The  number  of  shares  outstanding  of the  registrant's  common  stock as of April  30,  2002 was
58,809,627.

====================================================================================================

                                        EXCELON CORPORATION

                                         INDEX TO FORM 10-Q

Part I - Financial Information                                                        Page
------------------------------                                                        ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001         3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2002 and 2001                                                  4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2002 and 2001                                                  5

         Notes to Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13

Part II - Other Information
---------------------------

Item 1. Legal Proceedings                                                              13

Item 6. Exhibits and Reports on Form 8-K                                               14

Signatures                                                                             15

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eXcelon Corporation
Consolidated Balance Sheets
(in thousands, except share data)

                                                                          March 31,    December 31,
                                                                            2002           2001
                                                                        ------------   ------------
ASSETS                                                                  (Unaudited)

Current assets:
     Cash and cash equivalents                                             $17,905         $25,765
     Restricted cash                                                         3,100           3,100
     Short-term investments                                                    306             309
     Accounts receivable, net                                               10,078           8,908
     Prepaid expenses and other current assets                               4,605           4,145
                                                                           -------         -------
Total current assets                                                        35,994          42,227

Property and equipment, net                                                  6,881           7,942
Intangibles, net                                                               881             970
Other assets                                                                 1,697           1,491
                                                                           -------         -------
Total assets                                                               $45,453         $52,630
                                                                           =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        4,895           5,789
     Accrued expenses                                                        2,871           3,187
     Accrued compensation                                                      740           1,708
     Accrued restructuring and exit costs                                    3,079           4,279
     Deferred revenue (current portion)                                      6,789           5,687
                                                                           -------         -------
Total current liabilities                                                   18,374          20,650

     Deferred revenue (net of current)                                         218             547
                                                                           -------         -------
Total liabilities                                                           18,592          21,197

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; no shares issued or outstanding                                     -               -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     58,154,000 and 57,728,000 shares issued and outstanding at
     March 31, 2002 and December 31, 2001 respectively                          58              58
  Additional paid-in capital                                               161,448         161,119
  Accumulated deficit                                                    (132,382)       (127,623)
  Accumulated other comprehensive loss                                     (2,263)         (2,121)
                                                                           -------         -------
Total stockholders' equity                                                  26,861          31,433
                                                                           -------         -------
Total liabilities and stockholders' equity                                 $45,453         $52,630
                                                                           =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

                                                       Three-Months Ended
                                                            March 31,
                                                     2002              2001
Revenues:
   Software                                        $ 4,022           $ 8,793
   Services                                          7,111             6,515
                                                  --------          --------
      Total revenues                                11,133            15,308
                                                  --------          --------
Cost of revenues:
   Cost of software                                     74               365
   Cost of services                                  4,511             3,761
                                                  --------          --------
      Total cost of revenues                         4,585             4,126
                                                  --------          --------

Gross profit                                         6,548            11,182
                                                  --------          --------
Operating expenses:
   Selling and marketing                             6,382             9,964
   Research and development                          3,094             3,612
   General and administrative                        1,705             2,064
   Restructuring                                       289               745
                                                  --------          --------
      Total operating expenses                      11,470            16,385
                                                  --------          --------

Operating loss                                     (4,922)           (5,203)
Other income, net                                      163               200
                                                  --------          --------
Net loss                                          $(4,759)          $(5,003)
                                                  ========          ========

Net loss per share:
Basic                                               (0.08)            (0.17)
Diluted                                             (0.08)            (0.17)

Weighted average shares outstanding:
Basic                                               57,874            29,567
Diluted                                             57,874            29,567

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
Unaudited
(in thousands)

                                                                          Three-Months Ended
                                                                               March 31,
                                                                         2002             2001
Cash flows from operating activities:
   Net loss                                                            $(4,759)         $(5,003)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Depreciation and amortization                                       1,302            1,122
     Non-cash stock based compensation                                      55            1,127
     Bad debt expense                                                      171              247
Changes in operating assets and liabilities:
     Accounts receivable                                                (1,424)           1,459
     Prepaid expenses and other current assets                            (482)              79
     Other assets                                                         (153)              60
     Accounts payable and accrued expenses                              (3,312)          (1,475)
     Deferred revenue and customer deposits                                825             (858)
                                                                       --------         --------
Net cash used for operating activities                                  (7,777)          (3,242)
                                                                       --------         --------

Cash flows from investing activities:
     Capital expenditures                                                 (211)            (182)
     Purchases of marketable securities                                      -           (1,265)
     Proceeds from maturities and sales of marketable securities             3            4,169
                                                                       --------         --------
Net cash provided by (used for) investing activities                      (208)           2,722
                                                                       --------         --------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                           274               36
                                                                       --------         --------
Net cash provided by financing activities                                  274               36
                                                                       --------         --------

Effect of exchange rate changes on cash                                   (149)            (168)

Net change in cash and cash equivalents                                 (7,860)            (652)

Cash and cash equivalents, beginning of period                          25,765            7,048
                                                                       --------         --------
Cash and cash equivalents, end of period                               $17,905           $6,396
                                                                       ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

These consolidated  financial  statements include all of our accounts and all of the accounts of our wholly-owned  subsidiaries.  All  significant  intercompany  transactions  and  balances  have  been eliminated.  In the  opinion  of  management,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair  presentation  of our financial  position,  results of operations,  and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading,  these financial  statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted  pursuant to Securities  and Exchange  Commission  rules and  regulations.
Certain reclassifications have been made for consistent presentation. On September 19, 2001, eXcelon acquired all of the outstanding stock of C-bridge Internet Solutions, Inc. ("C-bridge"),  by merging a wholly-owned subsidiary of eXcelon into C-bridge. The consolidated financial statements at and for the three-month period ended March 31, 2002 and the consolidated  balance sheet at December 31, 2001 reflect our acquisition of C-bridge and include the assets and  liabilities of the acquired  company at March  31,  2002 and  December  31,  2001,  respectively,  and,  in the case of the  consolidated financial  statements for the three-month period ended March 31, 2002, the results of its operations for that period.

In November  2001,  the Financial  Accounting  Standards  Board (the "FASB") issued Final EITF Issue
01-14 ("Issue 01-14") regarding "Income Statement  Characterization  of Reimbursements  Received for
`Out-of  Pocket'  Expenses  Incurred."  Issue  01-14  requires  that  reimbursements   received  for
out-of-pocket  expenses  incurred  be  characterized  as  revenue  in  the  Company's  statement  of operations.  The Company incurs incidental  expenses in the delivery of services to its clients that are commonly referred to as "out-of-pocket"  expenses.  These expenses include,  but are not limited to, travel and related charges.  Accordingly,  the Company adjusted revenue for all periods reported to  include  the  reimbursable  out-of-pocket  expenses  billed to its  clients.  Previously,  these out-of-pocket expense reimbursements were classified as a reduction of cost of services. This change in classification had no effect on the Company's current or previously reported net loss or net loss per share.  Reimbursable  out-of-pocket  expenses of  approximately  $425,000 and $196,000 have been included as a component of services revenues for the three months ended March 31, 2002 and March 31,
2001, respectively.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares  outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options.  The following is a calculation of earnings per share ("EPS") for the three months ended March 31, 2002 and 2001, respectively (in thousands, except per share amounts):

                                                          Three-Months Ended
                                                               March 31,
                                                          2002          2001
                                                          ----          ----

Net loss                                                $(4,759)      $(5,003)

Weighted average shares outstanding:                     57,874        29,567
Diluted shares                                           57,874        29,567
Basic and Diluted EPS                                   $ (0.08)      $ (0.17)

Options to purchase  17,744,433 and 10,090,381  shares of common stock were  outstanding as of March
31, 2002 and 2001,  respectively,  but were  excluded from the  calculation  of diluted net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented.

C.   COMPREHENSIVE LOSS

The table  below sets forth  comprehensive  loss as defined by  Statement  of  Financial  Accounting
Standards No. 130 "Reporting Comprehensive Income," for the three-month periods ended March 31, 2002 and 2001 (in thousands):

                                                                    Three-Months Ended
                                                                        March 31,
                                                                   2002          2001
                                                                   ----          ----

Net loss                                                         $ (4,759)      $(5,003)
Accumulated other comprehensive loss:
  Foreign currency translation adjustments                           (142)         (281)
  Net unrealized gains on marketable securities                         -            29
                                                                 ---------      --------
Comprehensive loss                                               $ (4,901)      $(5,255)
                                                                 =========      ========

D. RESTRUCTURING CHARGES AND EXIT COSTS

RESTRUCTURING CHARGES. In fiscal 2001, we implemented a restructuring plan to realign our operations in response to changing  market  conditions.  Our  restructuring  charge of $2.4 million in the year ended December 31, 2001 related to our elimination of 125 employees across the following  functions:
general and  administrative  (14),  engineering (20),  marketing (14), sales (47) and services (30).
This  restructuring  charge also  included  the  write-off of certain  assets no longer  required in operations and costs related to our closing of four sales offices.

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of  $289,000.  $230,000  of this  restructuring  charge  relates to  severance payments made to the 21 employees who were terminated  across the following  functions:  general and administrative  (2),  engineering  (5),  sales (8) and services (6). The  restructuring  charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

As of March 31, 2002, $461,000 of restructuring costs relating to our closure of two offices has yet to be paid.  We paid  $59,000 of these  costs in April  2002 and  expect to fully pay the  remaining
$402,000 by March 31, 2003.

EXIT COSTS.  We estimated exit costs  relating to the C-bridge  acquisition  of  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal 2001 under purchase  accounting.  Included in this amount was $1.5 million  related to our elimination  of 168  employees  (109 of whom  were  terminated  in  fiscal  2001 and 59 of whom were terminated in the first quarter of 2002) across the following functions:  general and administrative
(19), sales and marketing (39) and services (110). These costs also included $4.3 million related to our closing of six sales offices.

As of March 31, 2002,  approximately  $177,000 of these costs relating to these terminated employees have yet to be paid and $2.4 million of these costs relating to these office closures have yet to be paid.  We expect to fully pay these costs by March 31, 2003. It is possible that within the next six months we may need to update our estimate of these expected exit costs.

The following table summarizes the restructuring charges and exit costs (in thousands):

                                                               2001          2000
                                                               ----          ----
Ending accrual balances at December 31, 2001 and 2000:
   Employee terminations                                        769             -
   Facility closings                                          3,510             -
                                                              -----         -----
          Total                                               4,279             -

                                                 7

                                                               2002          2001
                                                               ----          ----
Charges to operations for the three months ended
March 31, 2002 and 2001:
   Employee terminations                                      $ 230         $ 745
   Facility closings                                             59             -
                                                              -----         -----
         Total                                                  289           745

Costs incurred during the three months ended March
31, 2002 and 2001:
   Employee terminations                                        822           589
   Facility closings                                            667             -
                                                              -----         -----
          Total                                               1,489           589

Ending accrual balances at March 31, 2002 and 2001:
   Employee terminations                                        177           156
   Facility closings                                          2,902             -
                                                              -----         -----
          Total                                               3,079           156

Total number of employees terminated during the
three-months ended March 31, 2002 and March 31, 2001             80            45

We expect that,  as a result of our  reduction in force,  and our closing of the sales office in the three months ended March 31, 2002, we will save  approximately  $2.6 million a quarter in the second quarter of 2002 as compared to the first quarter of 2002.

E. RELATED PARTY TRANSACTIONS

A brother of an officer of the Company is a partner at a law firm that  provides  legal  services to
us. During the three month  periods  ended March 31, 2001 and March 31, 2000, we paid  approximately
$13,866 and $0, respectively, in fees for services provided by this firm.

An employee of Insight  Capital,  which has an equity interest in the Company,  provides  consulting services to the  Company.  In exchange for these  services,  on February 14, 2002 we granted to that employee an option to purchase  100,000 shares of our common stock at the fair market value price of our common stock on the date of grant, which was $1.12 per share. This option vested immediately. We recorded a compensation  charge to operations in the  three months  ended March 31, 2002 of $55,524, which was the fair value of the option on the date of its grant.

On April 6, 2001,  C-bridge advanced $1.0 million to a former officer of C-bridge and, following the
C-bridge  merger,  of the Company.  This loan bears interest at an annual rate of 5.11%. As of March
31, 2002, the loan balance,  including accrued interest, was $1,051,735, and this amount is included in other current assets on the Company's  balance sheet as of March 31, 2002.  The  promissory  note evidencing  this loan is presently  secured by a second mortgage on the former  officer's  principal residence. The promissory note is due and payable in full in August 2002.

F.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS
142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS
142 is effective for financial statements issued for fiscal years beginning after December 31, 2001.
The Company  adopted this new  accounting  standard  effective  January 1, 2002. The adoption had no impact on the Company's  financial  statements and related  disclosures for the  three-month  period ended March 31, 2002.

In October  2001,  the FASB issued  SFAS No.  144,  "Accounting  for the  Impairment  or Disposal of
Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121 (SFAS 121),  "Accounting for the  Impairment  of  Long-Lived  Assets and for Long Lived  Assets to Be Disposed  Of." SFAS 144
applies to all  long-lived  assets  (including  discontinued  operations)  and  consequently  amends
Accounting  Principles Board Opinion No. 30 (APB 30),  "Reporting  Results of Operations - Reporting
the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial  statements issued for fiscal years  beginning  after December 15, 2001. The Company adopted this new accounting standard effective January 1, 2002. The adoption had no impact on the Company's financial statements and related disclosures for the three-month period ended March 31, 2002.

In November 2001, the FASB issued Final EITF Issue 01-14 ("Issue 01-14") regarding "Income Statement
Characterization  of  Reimbursements  Received for `Out-of Pocket'  Expenses  Incurred." Issue 01-14
requires that  reimbursements  received for  out-of-pocket  expenses  incurred be  characterized  as revenue in the Company's  statement of  operations.  The Company incurs  incidental  expenses in the delivery of services to its clients that are commonly referred to as "out-of-pocket" expenses. These expenses  include,  but are not limited to,  travel and related  charges.  Accordingly,  the Company adjusted revenue for all periods reported to include the reimbursable  out-of-pocket expenses billed to its  clients.  Previously,  these  out-of-pocket  expense  reimbursements  were  classified  as a reduction of cost of services.  This change in classification had no effect on the Company's current or  previously  reported  net loss or net loss per share.  Reimbursable  out-of-pocket  expenses  of approximately  $425,000 and $196,000 have been included as a component of services  revenues for the three months ended March 31, 2002 and March 31, 2001, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange  Commission may contain statements that are
not  historical   facts  but  which  are   "forward-looking   statements"  that  involve  risks  and
uncertainties. The words "expect", "anticipate", "intend", "plan", "believe," "seek", "estimate" and similar  statements  are  intended to  identify  such  forward-looking  statements.  In  particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" relating to our products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the  adequacy  of our capital and cash flows to meet our capital and operating requirements,  may be forward-looking statements. Our disclosures in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," may also constitute forward-looking statements. This
Report also contains other forward-looking statements, which reflect the current views of management with  respect  to future  events  that will have an  effect  on our  future  financial  performance, including without limitation  statements  regarding  anticipated  increases or decreases in revenues from our  products  and  services,  our  outlook  with  regards to revenues  from our  international operations, our outlook with regard to costs and expenses, the effects of our recent restructurings,
reorginizations  and  office  closings,   our  expectations  with  respect  to  future  payments  of restructuring  and exit costs,  our outlook  with  respect to our cash  utilization,  the effects of recently-announced accounting standards, the impact of legal proceedings to which we are subject and the adequacy of our liquidity to meet our capital and operating  requirements for the current fiscal year.  Such  statements are not guarantees of future  performance,  but are based on assumptions and expectations  of our management at the time such  statements  are made,  and involve  certain risks, uncertainties  and assumptions  that could cause our future results to differ  materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information,  future events or otherwise.
Information  about those  assumptions  and important  factors that could cause our actual results to differ  materially from these  forward-looking  statements is contained in "Certain Factors That May
Affect Future Results" included in "Management's  Discussion and Analysis of Financial Condition and
Results of Operations" contained in our Annual Report on Form 10-K/A for the year ended December 31,
2001,   filed   with  the   Securities   and   Exchange   Commission,   which  you  can   access  at
http://www.sec.gov., and which section is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated  financial data as a percentage of our total revenues for the three months ended March 31, 2002 and 2001:

                                              Three-Months Ended
                                                   March 31,
                                              2002          2001
                                              ----          ----

Total revenues:                               100%          100%
                                            -----         -----

Cost of revenues:
  Software                                      1             2
  Services                                     40            24
                                            -----         -----
Total cost of revenues                         41            26
                                            -----         -----

Gross profit                                   59            74
                                            -----         -----

Operating expenses:
  Selling and marketing                        57            66
  Research and development                     28            24
  General and administrative                   15            13
  Restructuring charge                          3             5
                                                -             -
Total operating expenses                      103           108
                                            -----         -----

Operating loss                                (44)          (34)

Other income, net                               1             1
                                            -----         -----

Net loss                                      (43)%         (33)%
                                            ======        ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

On September  19, 2001 we acquired  all of the  outstanding  capital  stock of C-bridge by merging a wholly-owned  subsidiary of eXcelon into  C-bridge.  The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations".

In December 2001, we reorganized our business  operations by consolidating our former Object Design,
C-bridge and eXcelon businesses.  The reorganization  enables us to focus more precisely on our core products,  to use our personnel more  efficiently and to streamline our  decision-making.  Following this  reorganization  we use one sales,  marketing  and  support  group to support  the sales of our products worldwide.

TOTAL  REVENUES.  Our total revenues  decreased  27.3%,  to $11.1 million for the three months ended
March 31,  2002 from $15.3  million  for the same  period in 2001.  This  decrease  resulted  from a decrease  in our  software  license  sales,  which was only  partially  offset by an increase in our consulting revenues.

SOFTWARE  REVENUES.  Software revenues  decreased 54.3%, to $4.0 million for the three months  ended
March 31, 2002 from $8.8 million for the same period in 2001.  Software  revenues from our XML-based products decreased by 85.9%, to $323,000 for the three months ended March 31, 2002 from $2.3 million for the same period in 2001. Software revenues from our ObjectStore product line decreased 43.1%, to
$3.7  million for the three  months  ended  March 31, 2002 from $6.5  million for the same period in
2001. The decrease in XML software  revenues was primarily due to a decrease in the rate of adoption of new technologies by companies as a result of the economic downturn and, specifically,  a decrease in demand for these  technologies  from  internet-related  businesses.  We expect  purchases  of our
XML-based products to increase if a rebound in information  technology ("IT") software purchases and broader  acceptance of XML technology occurs. The decrease in software revenues from our ObjectStore product  line was  attributable  to decreased  technology  purchases,  as well as generally  smaller purchases per sales engagement,  resulting from the uncertain general economic  conditions that have particularly  affected  the  telecommunications  industry,  which  historically  has been one of the principal markets for our ObjectStore products. To the extent that there is a rebound in IT software purchases,  particularly within the telecommunications  industry, we expect that this could modestly increase our revenues from sales of our ObjectStore products going foward.

SERVICES  REVENUES.  Services  revenues  increased  9.1%, to $7.1 million for the three months ended
March 31, 2002 from $6.5 million for the same period in 2001.  The increase  reflects a $1.0 million increase in revenues from professional  services and a $229,000 increase in re-billed  out-of-pocket expenses  reclassified  as  revenues,  offset by a $0.6  million  reduction  in product  maintenance revenues.  The increase in professional  service revenues  resulted from the additional  business we derived from our acquisition of C-bridge.  Going forward,  we expect that our professional  services revenues  will not grow as quickly as they did in the first  quarter of 2002 compared with the first quarter of 2001,  and may decline as we continue to reduce the number of our  consulting  personnel.
The decrease in product maintenance  revenues resulted from a decline in the rate of our acquisition of new customers and the  contraction  of our installed  base.  For the three months ended March 31,
2002, one customer accounted for 39.5% of our professional  services revenues and 13.4% of our total revenues.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  decreased as a percentage of our total  revenues,  to 38.1% for the three months ended
March 31, 2002 compared  with 60.3% for the same period in 2001.  Our revenues from Japan and Europe were weak,  consistent  with the weak general  economic  conditions in those markets.  We expect our revenues  from Japan to remain weak for the  remainder of 2002.  Because of the  uncertain  economic conditions  in  Europe,  we  are  not  forecasting  significant  revenue  growth  for  our  European subsidiaries.

COST OF SOFTWARE.  Cost of software decreased 79.9%, to $74,000 for the three months ended March 31,
2002  compared to $365,000 for the same period in 2001,  and  decreased as a percentage  of software revenues to 1.8% from 4.2% for the same periods.  The decrease in dollar amount  resulted from lower amortization  costs on software we purchased  from third parties  (which we use primarily to develop our XML-based products), as well as the decrease in our overall license revenues.

COST OF SERVICES. Cost of services increased 20.0%, to $4.5 million for the three months ended March
31, 2002 from $3.8 million for the same period in 2001,  and  increased as a percentage  of services revenues to 63.4% from 57.7% for the same periods. Cost of professional services increased $696,000, or 23.4%,  for the same  periods  as a result of our  acquisition  of  consulting  personnel  in the
C-bridge  merger.  The increase in cost of services as a percentage of services  revenues was due to lower utilization of our increased professional services staff.

SELLING AND MARKETING. Selling and marketing expenses decreased 36.0%, to $6.4 million for the three months  ended March 31, 2002 from $10.0  million for the same  period in 2001,  and  decreased  as a percentage of total  revenues to 57.3% from 65.0% for the same  periods.  The decrease was primarily due to a reduction  of our sales and  marketing  personnel  and related  costs,  a reduction  in our commissions  expenses  resulting from our lower sales,  and a reduction in spending on our marketing programs.  We expect selling and marketing expenses to remain at current levels in absolute dollars, but to decrease as a percentage of revenue if our revenues increase.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 14.3%, to $3.1 million for the three months ended March 31, 2002 from $3.6 million for the same period in 2001,  and increased as a percentage of total revenues to 27.8% from 23.6% for the same periods. The decrease in dollar amount was primarily due to our reduction of research and development personnel and related costs, combined with a non-cash charge for  amortization of unearned  compensation  relating to the  acceleration of vesting of certain employee stock options in the amount of  approximately  $422,000 during the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 17.4%, to $1.7 million for the three months ended March 31, 2002 from $2.1 million for the same period in 2001,  and  increased as a percentage of total  revenues to 15.3% from 13.5% for the same periods.  The decrease in dollar amount was  primarily due to a reduction of our  administrative  personnel  and related  costs.  The increase as a percentage of total revenues was primarily due to the decrease in our total  revenues.
We expect our general and administrative costs to remain flat in future quarters.

RESTRUCTURING CHARGES AND EXIT COSTS. In fiscal 2001, we implemented a restructuring plan to realign our operations in response to changing market conditions.  Our restructuring  charge of $2.4 million in the year ended December 31, 2001 related to our elimination of 125 employees across the following functions:  general and  administrative  (14),  engineering  (20),  marketing  (14),  sales (47) and services  (30).  This  restructuring  charge also included the write-off of certain assets no longer required in operations and costs related to our closing of four sales offices.

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of  $289,000.  $230,000  of this  restructuring  charge  relates to  severance payments made to the 21 employees who were terminated  across the following  functions:  general and administrative  (2),  engineering  (5),  sales (8) and services (6). The  restructuring  charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

As of March 31, 2002, $461,000 of restructuring costs relating to our closure of two offices has yet to be paid.  We paid  $59,000 of these  costs in April  2002 and  expect to fully pay the  remaining
$402,000 by March 31, 2003.

EXIT COSTS.  We estimated exit costs  relating to the C-bridge  acquisition  of  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal 2001 under purchase  accounting.  Included in this amount was $1.5 million  related to our elimination  of 168  employees  (109 of whom  were  terminated  in  fiscal  2001 and 59 of whom were terminated in the first quarter of 2002) across the following functions:  general and administrative
(19), sales and marketing (39) and services (110). These costs also included $4.3 million related to our closing of six sales offices.

As of March 31, 2002,  approximately  $177,000 of these costs relating to these terminated employees have yet to be paid and $2.4 million of these costs relating to these office closures have yet to be paid.  We expect to fully pay these costs by March 31, 2003. It is possible that within the next six months we may need to update our estimate of these expected exit costs.

We expect that,  as a result of our  reduction in force,  and our closing of the sales office in the three months ended March 31, 2002, we will save  approximately  $2.6 million a quarter in the second quarter of 2002 as compared to the first quarter of 2002.

OTHER INCOME.  Other income decreased  18.8%, to $163,000 for the three-months  ended March 31, 2002 from $200,000 for the same period for 2001. The decrease was mainly attributable to our holding of a larger percentage of our short-term investments in US government securities as opposed to commercial paper.

PROVISION FOR INCOME TAXES.  We did not record a provision for income taxes during the  three-months ended March 31, 2002 and 2001 due to the net losses we incurred in both periods.

LIQUIDITY AND CAPITAL RESOURCES

At March 31,  2002,  our  principal  sources of  liquidity  included  $21.3  million  of cash,  cash equivalents  and  short-term  marketable  securities.  $3.1 million of cash and cash  equivalents is restricted and is being held with Silicon Valley Bank as collateral for security deposits on various office locations leased by us.

We had an accumulated  deficit of  approximately  $132.4 million at March 31, 2002 and a net loss of
$4.8 million for the three months then ended. Our main source of liquidity is our current balance of cash and cash  equivalents.  Our balance of cash and cash  equivalents was reduced by  approximately
$7.9  million  in the  three  months  ended  March  31,  2002.  We  believe  that  our cash and cash equivalents,  short-term  marketable  securities and funds generated from  operations,  if any, will provide  adequate  liquidity to meet our capital and operating  requirements  for the current fiscal year.  However,  changes in current or expected  customer  demand for our products and  services,  a decrease in our  revenues  without a  corresponding  reduction of  expenses,  or adverse  changes in current  economic  forecasts  could  change  management's  judgment  of the  adequacy of our current liquidity.

Our operating activities used net cash of $7.8 million for the three months ended March 31, 2002, as compared  to $3.2  million  used for the same  period in 2001.  The  increase in our use of cash for operations  was  primarily  the  result of an  increase  in our use of cash for  working  capital of approximately $4.6 (including $1.5 million of cash used for restructuring and exit costs), offset by a $0.2 million reduction in our net loss and a $1.0 million reduction in our non-cash expenses,  for the three months ended March 31, 2002 as compared to the same period in 2001.

Our  investing  activities  used net cash of $208,000 for the three months ended March 31, 2002,  as compared with net cash provided by investing activities of $2.7 million for the same period in 2001.
The  decrease  in cash  provided  was  primarily  attributable  to our reduced  sales of  marketable securities in the three months ended March 31, 2002 as compared to the same period in 2001.

Our financing activities provided net cash of $274,000 for the three months ended March 31, 2002, as compared with net cash provided by financing  activities of $36,000 in the same period in 2001.  The increase in cash  provided  was  primarily  due to an increase in cash paid in the exercise of stock options during the three months ended March 31, 2002 as compared to the same period in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes in our market risk  exposure as described  in  Management's
Discussion  and Analysis of Financial  Condition  and Results of  Operations  included in our Annual
Report as amended by our Form 10-K/A, for  the year ended  December 31, 2001,  which  description is incorporated herein by reference.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NUMBER      DESCRIPTION

3.1*           Amended and Restated Certificate of Incorporation
3.2*           Amended and Restated By-laws of the Company
3.3**          Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
               the Company (regarding change of corporate name)

*  This exhibit is incorporated by reference to our Registration Statement on Form S-1 (Registration
   No. 333-05241).

** This exhibit is  incorporated  by reference to our  Quarterly  Report on Form 10-Q for the period ended March 31, 2000.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934,  eXcelon  Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the  undersigned,  thereunto duly authorized.

                                                      EXCELON CORPORATION
                                                      (Registrant)

May 15, 2002                                          By: /s/ Joseph Bellini
                                                         -------------------------------------------
                                                         Joseph Bellini
                                                         Chief Executive Officer

May 15, 2002                                          By: /s/ Lacey P Brandt
                                                         -------------------------------------------
                                                         Lacey P. Brandt
                                                         Chief Financial Officer

