Form 10-Q
period 2002-06-30
EXCELON CORP
filed 2002-08-13
CIK 1014955

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
                                   SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended June 30, 2002
                            --------------------------------------------

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
(State or other jurisdiction of                                (I.R.S.  Employer Identification No.)
incorporation or organization)

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

The  number  of  shares  outstanding  of the  registrant's  common  stock  as of July  31,  2002 was
59,272,633.

====================================================================================================

EXCELON CORPORATION

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                    3

         Consolidated Statements of Operations for the Three and Six Months
         Ended June 30, 2002 and June 30, 2001                                                    4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2002 and June 30, 2001                                                    5

         Notes to Consolidated Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14

Part II - Other Information

Item 1.    Legal Proceedings                                                                     14

Item 4.    Submission of Matters to a Vote of Security Holders                                   15

Item 5.    Other Information                                                                     15

Item 6.    Exhibits and Reports on Form 8-K                                                      17

Signatures                                                                                       18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eXcelon Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                                           June 30,      December 31,
                                                                             2002             2001
                                                                         ------------    ------------
Assets                                                                   (Unaudited)

Current assets:
     Cash and cash equivalents                                             $15,900          $ 25,765
     Restricted cash (current portion)                                       2,239             2,239
     Short-term investments                                                    303               309
     Accounts receivable, net                                                7,545             8,908
     Prepaid expenses and other current assets                               4,604             4,145
                                                                          --------          --------
Total current assets                                                        30,591            41,366

Property and equipment, net                                                  4,464             7,942
Restricted cash (net of current portion)                                       861               861
Intangible assets, net                                                         791               970
Other assets                                                                 1,372             1,491
                                                                          --------          --------
Total assets                                                              $ 38,079           $52,630
                                                                          ========          ========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                        3,863             5,789
     Accrued expenses                                                        3,016             3,187
     Accrued compensation                                                    1,245             1,708
     Accrued restructuring and exit costs                                    2,642             4,279
     Deferred revenue                                                        6,904             5,687
                                                                          --------          --------
Total current liabilities                                                   17,670            20,650

Deferred revenue                                                               151               547
                                                                          --------          --------
Total liabilities                                                           17,821            21,197

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; no shares issued or outstanding                                     -                 -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     59,252,000 and 57,728,000 shares issued and outstanding at June
     30, 2002 and December 31, 2001, respectively                               59                58
  Additional paid-in capital                                               161,837           161,119
  Accumulated deficit                                                    (139,121)         (127,623)
  Accumulated other comprehensive loss                                     (2,517)           (2,121)
                                                                          --------          --------
Total stockholders' equity                                                  20,258            31,433
                                                                          --------          --------
Total liabilities and stockholders' equity                                $ 38,079          $ 52,630
                                                                          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                                2002        2001                2002         2001
                                                ----        ----                ----         ----

Revenues:
   Software                                     $3,019      $4,020             $ 7,041      $12,813
   Services                                      6,360       5,459              13,471       11,975
                                              --------    --------            --------     --------
      Total revenues                             9,379       9,479              20,512       24,788
Cost of revenues:
   Cost of software                                 62         265                 135          631
   Cost of services                              4,153       3,705               8,665        7,466
                                              --------    --------            --------     --------
      Total cost of revenues                     4,215       3,970               8,800        8,097

Gross profit                                     5,164       5,509              11,712       16,691
Operating expenses:
   Selling and marketing                         5,456       9,531              11,838       19,496
   Research and development                      2,830       3,456               5,924        7,067
   General and administrative                    2,079       1,727               3,784        3,791
   Loss on disposal of fixed assets              1,628           -               1,628            -
   Restructuring                                     -           -                 289          745
                                              --------    --------            --------     --------
      Total operating expenses                  11,993      14,714              23,463       31,099

   Operating loss                               (6,829)     (9,205)            (11,751)     (14,408)

Other income, net                                   90         284                 253          485
                                              --------    --------            --------     --------

Net loss                                      $ (6,739)    $(8,921)           $(11,498)    $(13,923)
                                              =========    ========           =========    =========

Net loss per share:
Basic                                         $  (0.11)    $ (0.30)            $ (0.20)      $(0.47)
Diluted                                       $  (0.11)    $ (0.30)            $ (0.20)      $(0.47)

Weighted average shares outstanding:
Basic                                           58,895      29,631              58,388       29,599
Diluted                                         58,895      29,631              58,388       29,599

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              2002           2001
                                                                             ------         ------
Cash flows from operating activities:
   Net loss                                                               $ (11,498)      $ (13,923)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                                            2,387           1,811
     Non-cash stock based compensation                                           55           1,127
     Bad debt expense                                                           158             511
     Loss on disposal of fixed assets                                         1,628               -
     Other                                                                        -               1
Changes in operating assets and liabilities:
     Accounts receivable                                                      1,536           6,441
     Prepaid expenses and other current assets                                 (344)         (1,571)
     Other assets                                                               108              18
     Accounts payable and accrued expenses                                   (4,441)            499
     Deferred revenue                                                           569            (583)
                                                                           --------        --------
Net cash used for operating activities                                       (9,842)         (5,669)
                                                                           ---------       --------

Cash flows from investing activities:
     Capital expenditures                                                      (358)           (362)
     Purchases of marketable securities                                           -          (1,399)
     Proceeds from maturities and sales of marketable securities
     and other investments                                                       19           7,081
                                                                           --------        --------
Net cash provided by (used for) investing activities                           (339)          5,320
                                                                           ---------       --------

Cash flows from financing activities:
     Proceeds from the issuance of common stock under
     employee stock purchase plan and exercise of stock options                 664             143
     Principal payments on borrowings                                            (4)              -
                                                                           --------        --------
Net cash provided by financing activities                                       660             143
                                                                           --------        --------

Effect of exchange rate changes on cash                                        (344)           (126)
                                                                           ---------       ---------

Net change in cash and cash equivalents                                      (9,865)           (332)

Cash and cash equivalents, beginning of period                               25,765           7,048
                                                                           --------        --------
Cash and cash equivalents, end of period                                    $15,900         $ 6,716
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
Certain reclassifications have been made for consistent presentation. On September 19, 2001, eXcelon acquired all of the outstanding stock of C-bridge Internet Solutions, Inc. ("C-bridge"),  by merging a wholly owned subsidiary of eXcelon into C-bridge. C-bridge's assets and liabilities and results of operations have been included in our consolidated financial statements since the acquisition date.

In November  2001,  the Financial  Accounting  Standards  Board (the "FASB") issued Final EITF Issue
01-14 ("Issue 01-14") regarding "Income Statement  Characterization  of Reimbursements  Received for
`Out-of  Pocket'  Expenses  Incurred."  Issue  01-14  requires  that  reimbursements   received  for
out-of-pocket  expenses  incurred  be  characterized  as  revenue  in  the  Company's  statement  of operations.  The Company incurs incidental  expenses in the delivery of services to its clients that are commonly referred to as "out-of-pocket"  expenses.  These expenses include,  but are not limited to, travel and related charges.  Accordingly,  the Company adjusted revenue for all periods reported
to  include  the  reimbursable   out-of-pocket  expenses  billed  to  clients.   Previously,   these
out-of-pocket expense reimbursements were classified as a reduction in cost of services. This change in classification had no effect on the Company's current or previously reported net loss or net loss per share.  Reimbursable  out-of-pocket  expenses of  approximately  $327,000 and $160,000 have been included as a component  of services  revenues for the three months ended June 30, 2002 and June 30,
2001, respectively.  Reimbursable out-of-pocket expenses of approximately $751,000 and $357,000 have been  included as a component  of services  revenues for the six months ended June 30, 2002 and June
30, 2001, respectively.

B.  NET LOSS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares  outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock  options.  The following is a calculation  of earnings per share ("EPS") for the three- and six-month  periods ended June 30, 2002 and June 30, 2001,  respectively  (in  thousands,  except per share amounts):

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                           2002              2001          2002              2001
                                           ----              ----          ----              ----
  Net loss                              $(6,739)          $(8,921)      $(11,498)        $ (13,923)
                                       =========         =========      =========        ==========
  Weighted average shares outstanding     58,895            29,631         58,388            29,599
  Diluted shares                          58,895            29,631         58,388            29,599
                                       =========         =========      =========        ==========
  Basic and diluted EPS                 $ (0.11)           $(0.30)       $ (0.20)           $(0.47)

Options to purchase 14,594,154 and 10,338,377 shares of common stock were outstanding as of June 30,
2002 and 2001, respectively, but were excluded from the calculation of diluted net loss per share as the effect of their  inclusion  would have been  anti-dilutive  due to the net loss  incurred in the periods presented.

C.   COMPREHENSIVE LOSS

The table  below sets forth  comprehensive  loss as defined by  Statement  of  Financial  Accounting
Standards No. 130 "Reporting  Comprehensive Income," for the three- and six-month periods ended June
30, 2002 and June 30, 2001, respectively (in thousands):

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                    June 30,
                                                          2002        2001           2002         2001
                                                          ----        ----           ----         ----

Net loss                                                $ (6,739)   $ (8,921)      $(11,498)    $ (13,923)
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                  (254)        102           (396)         (180)
  Net unrealized gains on marketable securities                -           2               -           31
                                                       ---------   ---------       ---------    ---------
Total accumulated other comprehensive income (loss)        (254)         104           (396)         (149)
                                                       ---------   ---------       ---------    ----------
Comprehensive loss                                     $  (6,993)  $  (8,817)      $(11,894)    $ (14,072)
                                                       ==========  ==========      =========    =========

D. Property and Equipment:

Our property and equipment consisted of the following, in thousands:

                                                            June 30,      December 31,
                                                              2002            2001
                                                          -----------------------------
Computer and computer-related equipment                      $8,757           $11,669
Office equipment and furniture                                  902             1,630
Purchased computer software                                   1,938             3,093
Leasehold improvements                                        2,291             2,522
                                                            -------          --------
                                                             13,888            18,914
Less accumulated depreciation and amortization               (9,424)          (10,972)
                                                            --------         ---------
                                                            $ 4,464           $ 7,942
                                                            =======           =======

During the quarter ended June 30, 2002 we took a non-cash charge of $1.6 million against  operations as a loss on disposal of fixed assets. These assets were identified in a physical count taken in the quarter and primarily relate to our ongoing restructuring actions.

E. RESTRUCTURING CHARGES AND EXIT COSTS

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

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of $289,000.  $230,000 of the charge relates to severance payments made to the
21 employees who were terminated across the following  functions:  general and  administrative  (2), engineering  (5), sales (8) and services (6). The  restructuring  charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

During the three  months and six months  ended June 30,  2002,  we paid  approximately  $59,000  and
$347,000 of previously accrued for restructuring costs  respectively.  As of June 30, 2002, $402,000 of previously  accrued for  restructuring  costs relating to our closure of an office have yet to be paid. We expect to pay fully this remaining $402,000 by March 31, 2003.

EXIT COSTS.  We estimated exit costs  relating to the C-bridge  acquisition  of  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal  2001  under  purchase  accounting.  This  amount  included  $1.5  million  related to our elimination of 168 employees (109 of whom were  terminated in 2001 and 59 of whom were terminated in the first quarter of 2002) across the following  functions:  general and administrative  (19), sales and marketing (39) and services (110). These costs also included $4.3 million related to our closing of six sales offices.

During the three months and six months ended June 30, 2002, we paid approximately  $378,000 and $1.6 million of  previously  accrued  for exit costs  respectively.  As of June 30,  2002,  approximately
$120,000 of previously accrued for costs relating to a terminated  employee have yet to be paid, and approximately  $2.1 million of previously  accrued for costs relating to these office  closures have yet to be paid. We expect to pay fully these remaining costs by March 31, 2003.

F. RELATED PARTY TRANSACTIONS

A brother of an officer of the Company is a partner at a law firm that  provides  legal  services to
us.  During the six month  periods  ended June 30,  2002 and June 30,  2001,  we paid  approximately
$29,878 and $0, respectively, in fees for services provided by this firm.

On April 6, 2001,  C-bridge advanced $1.0 million to a former officer of C-bridge and, following the
C-bridge  merger,  of the  Company.  This loan  accrued  interest at an annual rate of 5.11% and was secured by a second mortgage on the former officer's principal  residence.  As of June 30, 2002, the loan balance,  including  accrued  interest,  was  $1,064,782,  and this amount is included in other current  assets on the  Company's  balance  sheet.  This loan,  including  all principal and accrued interest, was repaid in full on July 30, 2002.

G. RECENT ACCOUNTING PRONOUNCEMENTS

In April  2002,  the FASB  issued SFAS No. 145,  "Rescission  of FASB  Statements  No. 4, 44 and 64,
Amendment of FASB  Statement No. 13, and Technical  Corrections."  SFAS No. 145 rescinds SFAS No. 4,
"Reporting Gains and Losses from  Extinguishment of Debt," and an amendment of that Statement,  SFAS
No.  64,  "Extinguishment  of Debt Made to  Satisfy  Sinking-Fund  Requirements,"  and SFAS No.  44,
"Accounting  for  Intangible  Assets of Motor  Carriers."  SFAS No.  145 also  amends  SFAS No.  13,
"Accounting  for  Leases," to  eliminate  an  inconsistency  between  the  required  accounting  for sale-leaseback  transactions and the required  accounting for certain lease  modifications that have the same economic effects as a sale-leaseback  transaction.  SFAS No. 145 also amends other existing authoritative  pronouncements to make various technical  corrections,  clarify meanings, or describe their  applicability  under  changed  conditions.  The  provisions  of SFAS No.  145  related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions  occurring after May 15, 2002.
All other provisions of SFAS No. 145 are effective for financial  statements issued on our after May
15, 2002.  Our adoption of SFAS No. 145 has not had, and is not expected to have, a material  effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal."
SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies  Emerging Issues Task force (EITF) Issue No. 94-3,  "Liability  Recognition for Certain Employee  Termination  Benefits and Other Costs to Exit an Activity  (including  Certain
Costs Incurred on a Restructuring)." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002 with early application encouraged.  We are currently assessing the impact that the  adoption  of SFAS No. 146 will have on our  financial  position  and results of operations and plan to adopt this standard on January 1, 2003.

H. SUBSEQUENT EVENTS

In July 2002 we announced a  restructuring  plan in which we reduced our  workforce by 55 employees, including 8 in services,  12 in research and development,  6 in general and administrative and 29 in sales and  marketing.  As a  result,  we expect  to incur a  restructuring  charge of  approximately
$800,000 in the third quarter of 2002. We expect all of this charge to relate to severance  payments to those employees terminated in the restructuring.  As a result of this restructuring, we expect to save  approximately  $1.5 million of total  expenses per quarter  beginning in the third  quarter of
2002.

On August 1,  2002 we filed  with the  Securities  and  Exchanges  Commission  a  preliminary  proxy statement for the  solicitation of proxies from our stockholders for the approval of a one-for-eight reverse  split  with  respect  to the  shares  of our  common  stock  at a  special  meeting  of our stockholders to be held on or about October 4, 2002. This possible  reverse stock split is discussed more fully under the caption "Possible Delisting of Company Common Stock from Nasdaq National Market and  Proposed  Reverse  Stock  Split"  in  Part  II,  Item 5 of this  Report,  which  discussion  is incorporated herein by reference.

The number of shares of common stock issued and outstanding,  or held as treasury  shares,  would be reduced as a result of the reverse stock split, but the number of shares of common stock that we are currently  authorized  to issue would not change as a result of the reverse  stock  split.  With the exception  of the  reduction  of the number of shares  issued and  outstanding,  or held as treasury shares,  the rights and  preferences  of the shares of our common  stock prior to the reverse  stock split would remain the same after the reverse  stock split.  We do not  anticipate  that the reverse stock split would materially change our financial condition, results from operations, the percentage of ownership of  management,  the number of our  stockholders  or any other aspect of our  business.
However,  we do anticipate  that the reverse  stock split would  increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of  outstanding shares of our common stock.  Also, because the reverse stock split would not affect the par value of our common stock, the stated par value capital on our balance sheet attributable to our common stock would be reduced to one eighth of its present  amount upon the  effectiveness  of the reverse  stock split,  and our additional  paid-in  capital account on our balance sheet would be credited with the amount by which our stated capital is reduced.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time,  information  provided by us,  statements  made by our  employees or  information included in our filings with the Securities and Exchange  Commission may contain statements that are
not  historical   facts  but  which  are   "forward-looking   statements"  that  involve  risks  and
uncertainties. The words "expect", "anticipate", "intend", "plan", "believe," "seek", "estimate" and similar  statements  are  intended to  identify  such  forward-looking  statements.  In  particular, statements  in  "Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations" relating to our products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the  adequacy  of our capital and cash flows to meet our capital and operating requirements,  may be forward-looking statements. Our disclosures in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," may also constitute forward-looking statements. This
Report also contains other forward-looking statements, which reflect the current views of management with  respect  to future  events  that will have an  effect  on our  future  financial  performance, including without limitation  statements  regarding  anticipated  increases or decreases in revenues from our  products  and  services,  our  outlook  with  regards to revenues  from our  international operations,  our outlook with regard to costs and expenses,  the effects of our  restructurings  and expected  savings from our  restructurings,  our expectations  with respect to future  restructuring charges  and  payments  of  restructuring  and exit  costs,  our  outlook  with  respect to our cash utilization, the effects of recently-announced accounting standards, the impact of legal proceedings to which we are  subject,  the  possibility  that our common  stock may be delisted  from the Nasdaq
National  Market and the risks  associated with a delisting,  our proposed  reverse stock split with respect to our common stock and the benefits and risks  associated with the reverse stock split, and the adequacy of our  liquidity to meet our capital and  operating  requirements  for the next twelve months. Such statements are not guarantees of future  performance,  but are based on assumptions and expectations  of our management at the time such  statements  are made,  and involve  certain risks, uncertainties  and assumptions  that could cause our future results to differ  materially from those expressed in any forward-looking statements. We disclaim any intent or obligation to update publicly any forward-looking statements, whether in response to new information,  future events or otherwise.
Information  about those  assumptions  and important  factors that could cause our actual results to differ  materially from these  forward-looking  statements is contained in "Certain Factors That May
Affect Future Results" included in "Management's  Discussion and Analysis of Financial Condition and
Results of Operations" contained in our Annual Report on Form 10-K/A for the year ended December 31,
2001,  which you can  access at  http://www.sec.gov,  and which  section is  incorporated  herein by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated  financial data as a percentage of our total revenues for the three- and six-month periods ended June 30, 2002 and June 30, 2001, respectively:

                                            Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             2002        2001        2002        2001
                                             ----        ----        ----        ----

Revenues:
   Software                                   32%         42%         34%          52%
   Services                                   68          58          66           48
                                            ----        ----        ----         ----
Total revenues                               100         100         100          100

Cost of revenues:
  Software                                     1           3           1            3
  Services                                    44          39          42           30
                                            ----        ----        ----         ----
Total cost of revenues                        45          42          43           33

Gross profit                                  55          58          57           67
                                            ----        ----        ----         ----

Operating expenses:
  Selling and marketing                       58         101          58           79
  Research and development                    30          36          29           29
  General and administrative                  22          18          18           15
  Loss on disposal of fixed assets            17           -           8            -
  Restructuring                                -           -           1            3
                                            ----        ----        ----         ----
Total operating expenses                     128         155         114          125

Operating loss                               (73)        (97)        (57)         (58)

Other income, net                              1           3           1            2
                                            ----        ----        ----         ----

Net loss                                     (72)%       (94)%       (56)%        (56)%
                                            ======      ======      ======       ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

On September  19, 2001 we acquired  all of the  outstanding  capital  stock of C-bridge by merging a wholly owned subsidiary of eXcelon into C-bridge.  C-Bridge's  assets and liabilities and results of operations have been included in our consolidated  financial  statements since the acquisition date.
The merger was accounted for using the purchase  method of accounting.  For  additional  information related to our acquisition of C-bridge,  see Note E included in the Notes to Consolidated  Financial
Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

TOTAL REVENUES.  Total revenues  decreased 1.0%, to $9.4 million for the three months ended June 30,
2002 from $9.5 million for the same period in 2001.  For the six months  ended June 30, 2002,  total revenues decreased 17.3% to $20.5 million from $24.8 million for the six months ended June 30, 2001.
These  decreases  resulted from a decrease in our software  license sales,  which was only partially offset by an increase in our consulting revenues.

SOFTWARE  REVENUES.  Software  revenues  decreased 24.9%, to $3.0 million for the three months ended
June 30, 2002 from $4.0 million for the same period in 2001.  Software  revenues  from our XML-based products  decreased by 29.1%, to $684,000 for the three months ended June 30, 2002 from $965,000 for the same period in 2001.  Software  revenues from our ObjectStore  product line decreased  23.6%, to
$2.3 million for the three months ended June 30, 2002 from $3.1 million for the same period in 2001.
For the six months ended June 30, 2002,  software  revenues  decreased  45.1%,  to $7.0 million from
$12.8 million for the same period in 2001.  Software revenues from our XML-based  products decreased
69.1%,  to $1.0 million for the six months ended June 30, 2002 from $3.3 million for the same period in 2001.  Software  revenues from our ObjectStore  product line decreased 36.8%, to $6.0 million for the six months ended June 30, 2002 from $9.6 million for the same period in 2001.  The  decreases in
XML software  revenues were primarily due to a decrease in the rate of adoption of new  technologies by companies as a result of the general economic  downturn and,  specifically,  a decrease in demand for these  technologies  from  internet-related  businesses.  We now believe that the market for XML software  products may be slower to develop  than was  previously  estimated,  and that a rebound in information technology ("IT")-related purchases will be delayed until 2003 or later. As a result, we do not expect software revenues from our XML-based  products to increase  significantly,  and expect that they may decrease, for the remainder of 2002. The decreases in ObjectStore revenues were due to decreased  technology  purchases,  as well as  generally  smaller  purchases  per sales  engagement, resulting  from the  uncertain  general  economic  conditions  that have  particularly  affected the telecommunications  industry,  which  historically  has been one of the  principal  markets  for our
ObjectStore products.  To the extent that there is a rebound in IT software purchases,  particularly within the  telecommunications  industry,  revenues  from sales of our  ObjectStore  products  could increase; however, such a rebound is not currently expected before 2003.

SERVICES  REVENUES.  Services  revenues  increased 16.5%, to $6.4 million for the three months ended
June 30, 2002 from $5.5 million for the same period in 2001. For the six months ended June 30, 2002, services revenues  increased 12.5% to $13.5 million compared to $12.0 million for the same period in
2001.  This increase from the prior six-month  period  reflects a $1.9 million  increase in revenues from  professional  services,  and a $0.4 million  increase in re-billed  expenses  reclassified  as revenues,  offset by a $0.8  million  reduction  in product  maintenance  revenues.  The increase in professional services revenues resulted from the additional business we derived from our acquisition of C-bridge.  Going  forward,  we expect that our  professional  services  revenues will not grow as quickly as they did in the first and second  quarters of 2002 as compared  with the same  periods in
2001,  and may  decline as we  continue to reduce the number of our  consulting  personnel  to match demand for our services. The decrease in product maintenance revenues resulted from a decline in the rate of our  acquisition  of new customers and the  contraction  of our installed user base. For the three months ended June 30, 2002,  one customer  accounted  for 43.1% of our  professional  services revenues and 15.1% of our total revenues.  For the six months ended June 30, 2002, the same customer accounted for 41.8% of our professional services revenues and 15.1% of our total revenues.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  decreased as a percentage of our total  revenues,  to 50.6% for the three months ended
June 30, 2002  compared  with 50.8% for the same period in 2001.  For the six months  ended June 30,
2002,  revenues from the operations of our international  subsidiaries  decreased as a percentage of our total  revenues  to 43.8%  compared  with  56.7% for the same  period in 2001.  Revenues  in the
Asia/Pacific  region  decreased 40.5% for the three months ended June 30, 2002 and 52.8% for the six months ended June 30, 2002 as compared to the same periods ended June 30, 2001.  These decreases are consistent with the current general weakness of the Asia/Pacific  economies.  We expect our revenues from the  Asia/Pacific  region to remain weak, for the remainder of 2002. For the three months ended
June 30,  2002,  revenues in Europe  increased  18.6% as compared to the three months ended June 30,
2001.  Due to the current  general  weakness in the  European  economies,  it is unlikely  that this increase will continue,  and revenues in Europe may in fact decrease in future quarters. For the six months  ended June 30, 2002,  revenues  from Europe  decreased  25.6% as compared to the same period ended June 30, 2001. This decrease is consistent  with the current general  weakness of the European economies.

COST OF SOFTWARE.  Cost of software  decreased 76.7%, to $62,000 for the three months ended June 30,
2002  compared to $266,000 for the same period in 2001,  and  decreased as a percentage  of software revenues to 2.1% from 6.6% for the same  periods.  For the six months ended June 30,  2002,  cost of software decreased 78.6% to $135,000 compared to $631,000 for the same period in 2001, and decreased as a percentage of software  revenues to 1.9% from 4.9% for the same period in 2001. The decrease in dollar amount  resulted from lower  amortization  costs on software we purchased  from third parties
(which we use primarily to develop our XML-based  products),  as well as the decrease in our overall license revenues.

COST OF SERVICES.  Cost of services increased 12.1%, to $4.2 million for the three months ended June
30, 2002 from $3.7 million for the same period in 2001,  but  decreased as a percentage  of services revenues to 65.3% from 67.9% for the same periods.  The increase in absolute  dollars is a result of our  acquisition  of consulting  personnel in the C-bridge  merger.  The decrease as a percentage of services revenues was due to slightly higher utilization of our professional  services personnel for the three months ended June 30, 2002 as compared to the same three month period in 2001. For the six months ended June 30,  2002,  cost of services  increased  16.1% to $8.7  million,  compared to $7.5 million for the same period in 2001,  and  increased as a percentage  of services  revenues to 64.3%
from 62.3% for the same period.  The increase in absolute  dollars is a result of our acquisition of consulting  personnel in the C-bridge merger.  The increase as a percentage of services revenues was due to slightly lower  utilization of our professional  services  personnel for the six months ended
June 30,  2002 as  compared  to the same six  month  period  in 2001.  As a result  of our July 2002 restructuring,  we have reduced our professional services headcount by eight employees, and expect a savings in cost of services of  approximately  $200,000 in the third  quarter of 2002 as compared to the second quarter of 2002.

SELLING AND MARKETING. Selling and marketing expenses decreased 42.8%, to $5.5 million for the three months  ended June 30,  2002 from $9.5  million  for the same  period in 2001,  and  decreased  as a percentage  of total  revenues to 58.2% from 100.6% for the same  periods.  For the six months ended
June 30, 2002,  selling and marketing expenses decreased 39.3% to $11.8 million as compared to $19.5 million for the for the same period in 2001,  and  decreased  as a percentage  of total  revenues to
57.7% from 78.7% for the same periods.  The decreases were primarily due to a reduction of our sales and marketing personnel and related costs, a reduction in our commissions expense resulting from our lower sales,  and a reduction in spending on our  marketing  programs.  As a result of our July 2002 restructuring,  we have  reduced our sales and  marketing  headcount by 29  employees,  and expect a savings in selling and marketing expenses of approximately  $800,000 in the third quarter of 2002 as compared to the second quarter of 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 18.1%, to $2.8 million for the three months ended June 30, 2002 from $3.5 million for the same period in 2001,  and  decreased as a percentage of total revenues to 30.2% from 36.5% for the same periods. For the six months ended June
30, 2002,  research and  development  expenses  decreased  16.2% to $5.9 million as compared to $7.1 million for the same period in 2001,  and increased  slightly as a percentage  of total  revenues to
28.9% from 28.5% for the same  periods.  The decreases in dollar  amounts were  primarily due to our reduction of research and development  personnel and related costs,  combined with a non-cash charge for  amortization  of  unearned  compensation  relating  to the  acceleration  of vesting of certain employee stock options in the amount of approximately  $422,000 during the six months ended June 30,
2001.  As a result of our July 2002  restructuring,  we have reduced our  research  and  development headcount  by  12  employees,  and  expect  a  savings  in  research  and  development  expenses  of approximately $300,000 in the third quarter of 2002 as compared to the second quarter of 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20.4%, to $2.1 million for the three months ended June 30, 2002 from $1.7 million for the same period in 2001, and increased as a percentage of total  revenues to 22.2% from 18.2% for the same  periods.  For the six months ended
June 30, 2002,  general and administrative  costs remained flat at $3.8 million,  but increased as a percentage of total revenues to 18.5% from 15.3% for the same periods. The increase in dollar amount for the three months ended June 30, 2002 was primarily due to an increase of legal costs relating to the various  legal  proceedings  described  in Part II, Item 1 of this  Report.  The  increases as a percentage of total revenues were primarily due to the decrease in our total  revenues.  As a result of our July 2002  restructuring,  we have  reduced our general and  administrative  headcount by six employees,  and expect a savings in general and administrative expenses of approximately $150,000 in the third quarter of 2002 as compared to the second quarter of 2002.

RESTRUCTURING  CHARGE. In fiscal 2001, we implemented a restructuring plan to realign our operations in response to changing  market  conditions.  Our  restructuring  charge of $2.4 million in the year ended December 31, 2001 related to our elimination of 125 employees across the following  functions:
general and  administrative  (14),  engineering (20),  marketing (14), sales (47) and services (30).
This  restructuring  charge also included the write-off of certain assets no longer  required in our operations and costs related to the closing of four sales offices.

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of $289,000.  $230,000 of the charge relates to severance payments made to the
21 employees who were terminated across the following  functions:  general and  administrative  (2), engineering  (5), sales (8) and services (6). The  restructuring  charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

During the three  months and six months  ended June 30,  2002,  we paid  approximately  $59,000  and
$347,000 of previously accrued for restructuring costs  respectively.  As of June 30, 2002, $402,000 of previously  accrued for  restructuring  costs relating to our closure of an office have yet to be paid. We expect to pay fully this remaining $402,000 by March 31, 2003.

In July 2002 we announced a  restructuring  plan in which we reduced our  workforce by 55 employees, including 8 in services,  12 in research and development,  6 in general and administrative and 29 in sales and  marketing.  As a  result,  we expect  to incur a  restructuring  charge of  approximately
$800,000 in the third quarter of 2002. We expect all of this charge to relate to severance  payments to those employees terminated in the restructuring.  As a result of this restructuring, we expect to save  approximately  $1.5 million of total  expenses per quarter  beginning in the third  quarter of
2002.

EXIT COSTS.  We estimated exit costs  relating to the C-bridge  acquisition  of  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal 2001 under purchase  accounting.  Included in this amount was $1.5 million  related to our elimination  of 168  employees  (109 of whom  were  terminated  in  fiscal  2001 and 59 of whom were terminated in the first quarter of 2002) across the following functions:  general and administrative
(19), sales and marketing (39) and services (110). These costs also included $4.3 million related to the closing of six sales offices.

During the three months ended and six months ended June 30, 2002, we paid approximately $378,000 and
$1.6 million of previously accrued for exit costs respectively.  As of June 30, 2002,  approximately
$120,000 of previously accrued for costs relating to a terminated  employee have yet to be paid, and approximately  $2.1 million of previously  accrued for costs relating to these office  closures have yet to be paid. We expect to pay fully these remaining costs by March 31, 2003.

LOSS ON DISPOSAL OF FIXED ASSETS.  During the quarter ended June 30, 2002 we took a non-cash  charge of $1.6  million  against  operations  as a loss on  disposal  of fixed  assets.  These  assets were identified  in a  physical  count  taken  in  the  quarter  and  primarily  relate  to  our  ongoing restructuring actions.

OTHER INCOME. Other income decreased 68.3%, to $90,000 for the three months ended June 30, 2002 from
$284,000 for the same period for 2001. For the six months ended June 30, 2002 other income decreased
47.8% to $253,000 as compared to $485,000  for the same period in 2001.  The  decreases  were mainly attributable to our holding of a larger percentage of our short-term investments in more liquid U.S.
government securities as opposed to higher- yielding commercial paper.

PROVISION  FOR INCOME  TAXES.  We did not record a provision  for income taxes during the three- and six-month  periods  ended June 30, 2002 and June 30,  2001,  respectively,  due to the net losses we incurred in those periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,  2002,  our  principal  sources  of  liquidity  included  $19.3  million  of cash,  cash equivalents and short-term  marketable  securities.  $3.1 million of cash is restricted and is being held with Silicon Valley Bank as collateral for security deposits on various office locations leased by us.

Our operating  activities used net cash of approximately  $9.8 million for the six months ended June
30, 2002,  as compared to $5.7 million used for the same period in 2001.  The increase in our use of cash for operations  was primarily the result of an increase in our use of cash for working  capital of approximately  $7.3 million (including an increase of $1.3 million of cash used for restructuring and exit costs),  offset by a $2.4 million  reduction in our net loss and a $0.7 million increase in our  non-cash  expenses,  for the six months  ended June 30,  2002 as compared to the same period in
2001.

Our  investing  activities  used net cash of $339,000  for the six months  ended June 30,  2002,  as compared to net cash  provided by investing  activities of $5.3 million for the same period in 2001.
The  decrease  in cash  provided  was  primarily  attributable  to our reduced  sales of  marketable securities in the six months ended June 30, 2002 as compared to the same period in 2001.

Our  financing  activities  provided net cash of $660,000 for the six months ended June 30, 2002, as compared to net cash provided by financing  activities  of $143,000 in the same period in 2001.  The increase in cash  provided  was  primarily  due to an increase in cash paid in the exercise of stock options and employee  stock  purchases  during the six months ended June 30, 2002 as compared to the same period in 2001.

We had an  accumulated  deficit of  approximately  $139.1 million at June 30, 2002 and a net loss of approximately  $11.5  million  for the six months then ended.  Our main source of  liquidity  is our current balance of cash and cash  equivalents.  Our balance of cash and cash equivalents was reduced by  approximately  $9.9 million in the six months ended June 30, 2002.  Our balance of cash and cash equivalents was reduced by approximately  $16.8 million  (exclusive of the cash and cash equivalents we acquired in the C-bridge  merger) in the year ended December 31, 2001. As a result of recent cost saving initiatives,  including our previously discussed July 2002 restructuring, we believe that our cash and cash equivalents,  short-term marketable securities and funds generated from operations, if any, will provide  adequate  liquidity to meet our capital and operating  requirements  for the next twelve  months.  However,  changes in current  or  expected  customer  demand for our  products  and services,  a decrease in our revenues without a corresponding  reduction of expenses,  the risk that our common stock may be delisted  from the Nasdaq  National  Market,  or adverse  changes in current economic forecasts could change management's judgment of the adequacy of our current liquidity.

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

o    On January 11, 2002, our former Chief Operating  Officer initiated an arbitration claim against us for amounts that he alleges we owe him under the  employment  agreement that we entered into with him and  seeking  damages  consisting  of  payment of one year of salary and bonus and the reinstatement of various stock options that were cancelled upon his departure from eXcelon.  As of the date of the  filing of this  Report,  this  arbitration  has been  conducted  and we are awaiting a decision of the arbitrator.

We intend to defend each of the foregoing  actions  vigorously,  but there can be no assurances that the resolution of these matters or other pending legal matters will not,  either  individually or in the aggregate, have a material adverse impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2002, our annual meeting of stockholders  was held in Burlington,  Massachusetts  to act upon  proposals  to elect two Class III  Director of the Company  and to ratify the  appointment  of
PricewaterhouseCoopers  LLP as our  independent  accountants  to audit  our  consolidated  financial statements for the fiscal year ending December 31, 2002.  These matters were voted upon and approved by the stockholders of the Company at the meeting as follows:

1. A proposal to elect Gerald B. Bay and Joseph L. Badaracco as Class III Directors of the Company.

                           TOTAL VOTE FOR            TOTAL VOTE WITHHELD

Joseph L. Badaracco          43,603,240                     267,196
Gerald B. Bay                43,491,617                     378,819

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2002.

         FOR            AGAINST           ABSTAIN

      43,589,514        243,945           36,977

ITEM 5.  OTHER INFORMATION

CERTIFICATION UNDER SARBANES-OXLEY ACT

Our chief executive  officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

POSSIBLE  DELISTING OF COMPANY COMMON STOCK FROM NASDAQ NATIONAL  MARKET AND PROPOSED  REVERSE STOCK
SPLIT

Our common stock is currently  listed on the Nasdaq  National  Market.  Nasdaq  requires that listed stocks  maintain a minimum  closing  bid price of at least  $1.00 per share.  On July 22,  2002,  we received  notice from Nasdaq that our common stock had failed to maintain  Nasdaq's  minimum closing bid price  requirement and that such failure had continued for thirty  consecutive  trading days. In order to regain  compliance,  our common  stock  must  close at or above  $1.00 for a minimum of ten consecutive  trading  days during the ninety  calendar  day period  ending on October 21,  2002.  We believe that we currently meet all requirements for the continued  listing of our common stock under the Nasdaq listing maintenance  standard applicable to us other than the minimum bid price per share requirement.  If we fail to regain compliance during the ninety day probationary  period, we will be notified that we will be delisted.  A notification  of delisting  from Nasdaq is appealable,  and an appeal automatically stays the delisting pending a hearing before the Nasdaq Listing  Qualifications
Panel. Such hearings are typically held within thirty to forty-five days from appeal.

Our Board of Directors has determined that the continued listing of our common stock on Nasdaq is in the best interest of our  stockholders.  If our common stock were  delisted  from Nasdaq,  the Board believes  that the  liquidity  in the trading  market for our common  stock  would be  significantly decreased,  which could  further  reduce the trading  price and  increase the  transaction  costs of trading  shares of our common stock.  The  delisting of our common stock could hinder  stockholders'
ability to sell,  or obtain an accurate  quotation  for the price of, their  shares,  and could also adversely affect the perception  among investors of the Company and its prospects,  which could lead to further  declines  in the market  price of our common  stock.  Delisting  would also make it more difficult for us to raise capital. In addition, delisting might subject us to an SEC rule that could adversely affect the ability of  broker-dealers  to sell or make a market in our common stock,  thus hindering stockholders' ability to sell their shares.

In response to the July 22, 2002 notice from Nasdaq,  our Board of Directors  unanimously  adopted a resolution  approving,  and recommending to our stockholders for their approval, a proposal to amend our certificate of incorporation to authorize a reverse split of the shares or our common stock at a ratio of  one-for-eight.  On August 1, 2002, we filed with the SEC a preliminary proxy statement for the  solicitation of proxies from our  stockholders for the approval of the reverse stock split at a special meeting of our stockholders to be held on or about October 4, 2002.

The purpose of the  reverse  stock  split is to  increase  the market  price per share of our common stock. We believe that by effecting a reverse split, the resulting  decrease in the number of shares outstanding  is likely to improve the trading  price of our common stock and improve the  likelihood that we will be allowed to maintain our listing on Nasdaq. We believe that if, following the reverse stock split, the price per share of our common stock exceeds $1.00 for ten (10) consecutive  trading days during the ninety (90) day probationary  period Nasdaq will withdraw the delisting  action.  We also believe that a higher market price for our common stock may help generate  investor interest in the Company and help us attract and retain employees and other service providers.

The number of shares of common stock issued and outstanding,  or held as treasury  shares,  would be reduced as a result of the reverse stock split, but the number of shares of common stock that we are currently  authorized  to issue would not change as a result of the reverse  stock  split.  With the exception  of the  reduction  of the number of shares  issued and  outstanding,  or held as treasury shares,  the rights and  preferences  of the shares of our common  stock prior to the reverse  stock split would remain the same after the reverse  stock split.  We do not  anticipate  that the reverse stock split would materially change our financial condition, results from operations, the percentage of ownership of  management,  the number of our  stockholders  or any other aspect of our  business.
However,  we do anticipate  that the reverse  stock split would  increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of  outstanding shares of our common stock.  Also, because the reverse stock split would not affect the par value of our common stock, the stated par value capital on our balance sheet attributable to our common stock would be reduced to one eighth of its present  amount upon the  effectiveness  of the reverse  stock split,  and our additional  paid-in  capital account on our balance sheet would be credited with the amount by which our stated capital is reduced.

There can be no  assurance  that our  stockholders  will approve the reverse  stock split.  If we do effect the reverse  stock split,  there can be no  assurance  that the bid price of our common stock will reach or continue at a level in proportion to the reduction in the number of outstanding shares resulting  from the reverse  stock  split,  that the reverse  stock split will result in a per share price that will  generate  greater  investor  interest or increase our ability to attract and retain employees and other service  providers,  that the bid price of our  post-split  common stock will be maintained  at or above $1.00,  or that our common stock will not be delisted  from Nasdaq for other reasons.  The market  price of our common  stock  will also be based on our  financial  performance, market  conditions,  the market  perception of the future prospects of the Company and its industry, and other factors,  many of which are unrelated to the number of shares outstanding.  If we effect a reverse  stock split and the market price of our common stock  declines,  the decline as an absolute number and as a  percentage  of our overall  capitalization  may be greater  than would occur in the absence of a reverse stock split. Furthermore,  the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

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

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                             SIGNATURES

         Pursuant to the requirements of the Securities  Exchange Act of 1934,  eXcelon  Corporation
has duly caused this  Quarterly  Report on Form 10-Q to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                                       EXCELON CORPORATION
                                                       (Registrant)

August 13, 2002                                        By: /s/ Joseph M.  Bellini
                                                          --------------------------------
                                                       Joseph M. Bellini
                                                       Chief Executive Officer

August 13, 2002                                        By: /s/ Lacey P. Brandt
                                                          --------------------------------
                                                       Lacey P. Brandt
                                                       Chief Financial Officer

