Form 10-Q
period 2002-09-30
EXCELON CORP
filed 2002-11-14
CIK 1014955

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
                                   SECURITIES EXCHANGE ACT OF 1934

                          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                  Commission File Number 001-21041

                                        EXCELON CORPORATION
                       ------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

         Delaware                                                                      02-0424252
-------------------------------                                                   ------------------
(State or other jurisdiction of                                                   (I.R.S.  Employer
incorporation or organization)                                                    Identification No.)

25 Mall Road, Burlington, MA                                                          01803-4194
----------------------------------------                                              ----------
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

The  number of shares  outstanding  of the  registrant's  common  stock as of  November  7, 2002 was
7,428,738.

====================================================================================================

EXCELON CORPORATION

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001              3

         Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2002 and September 30, 2001                                         4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and September 30, 2001                                         5

         Notes to Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              19

Item 4.  Controls and Procedures                                                                 19

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                     20

Item 4.    Submission of Matters to a Vote of Security Holders                                   20

Item 6.    Exhibits and Reports on Form 8-K                                                      21

Signatures                                                                                       22

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

eXcelon Corporation
Consolidated Balance Sheets
(In thousands, except share data)

                                                                     September 30,      December 31,
                                                                          2002              2001
                                                                     -------------      ------------
Assets                                                                 (Unaudited)

Current assets:
     Cash and cash equivalents                                            $13,545           $ 25,765
     Restricted cash (current portion)                                        200                  -
     Short-term investments                                                     -                309
     Accounts receivable, net                                               6,198              8,908
     Prepaid expenses and other current assets                              3,222              4,145
                                                                       ----------         ----------
Total current assets                                                       23,165             39,127

Property and equipment, net                                                 3,569              7,942
Restricted cash (net of current portion)                                    1,934              3,100
Intangible assets, net                                                        701                970
Other assets                                                                1,221              1,491
                                                                       ----------         ----------
Total assets                                                              $30,590            $52,630
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $ 4,528            $ 5,789
     Accrued expenses                                                       2,373              3,187
     Accrued compensation                                                   1,211              1,708
     Accrued restructuring, exit costs and other charges                    3,816              4,279
     Deferred revenue                                                       6,639              5,687
                                                                       ----------         ----------
Total current liabilities                                                  18,567             20,650

        Deferred revenue                                                       40                547
                                                                       ----------         ----------
Total liabilities                                                          18,607             21,197

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
       shares; no shares issued or outstanding                                  -                 -
  Common stock, $.001 par value; authorized 200,000,000 shares;
     7,412,000 and 7,216,000 shares issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively                     8                  7
  Additional paid-in capital                                              161,900            161,170
  Accumulated deficit                                                   (147,479)          (127,623)
  Accumulated other comprehensive loss                                    (2,446)            (2,121)
                                                                       ----------         ----------
Total stockholders' equity                                                 11,983             31,433
                                                                       ----------         ----------
Total liabilities and stockholders' equity                               $ 30,590           $ 52,630
                                                                       ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                          Three Months Ended                  Nine Months Ended
                                             September 30,                      September 30,
                                          2002          2001                  2002           2001
                                          ----          ----                  ----           ----

Revenues:
   Software                               $2,628       $ 4,972               $ 9,669      $ 17,785
   Services                                5,333         6,082                18,804        18,056
                                        --------      --------              --------      --------
      Total revenues                       7,961        11,054                28,473        35,841
Cost of revenues:
   Cost of software                           58           286                   193           917
   Cost of services                        3,768         3,560                12,433        11,025
                                        --------      --------              --------      --------
      Total cost of revenues               3,826         3,846                12,626        11,942

Gross profit                               4,135         7,208                15,847        23,899
Operating expenses:
   Selling and marketing                   4,341         7,296                16,179        26,791
   Research and development                2,418         2,957                 8,342        10,024
   General and administrative              1,889         3,883                 5,673         7,674
   Loss on disposal of fixed assets            -             -                 1,628             -
   Restructuring & other charges           3,730         1,696                 4,019         2,442
                                        --------      --------              --------      --------
      Total operating expenses            12,378        15,832                35,841        46,931
                                        --------      --------              --------      --------

   Operating loss                         (8,243)       (8,624)              (19,994)      (23,032)

Other income and
(expenses), net                             (115)           47                   138           532
                                        ---------     --------              --------      --------

Loss before income taxes                  (8,358)       (8,577)              (19,856)      (22,500)
Provision for income taxes                     -             -                     -             -
                                        --------      --------              --------      --------
Net loss                                $ (8,358)     $ (8,577)             $(19,856)    $ (22,500)
                                        =========     =========             =========    ==========

Net loss per share:

Basic                                     $(1.13)      $ (2.09)               $(2.71)      $ (5.86)
Diluted                                   $(1.13)      $ (2.09)               $(2.71)      $ (5.86)

Weighted average shares outstanding:

Basic                                      7,410         4,113                 7,336         3,839
Diluted                                    7,410         4,113                 7,336         3,839

The accompanying notes are an integral part of the consolidated financial statements.

eXcelon Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                         2002               2001
                                                                         ----               ----
Cash flows from operating activities:
   Net loss                                                         $(19,856)          $(22,500)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
     Depreciation and amortization                                      3,426              2,887
     Non-cash stock based compensation                                     55              1,219
     Bad debt expense                                                      69                699
     Facility closing costs                                                 -                 58
     Loss on forgiveness of loan                                            -                785
     Prior period charge related to impairment of intangibles           1,100                  -
     Loss on disposal of fixed assets                                   1,628                  -
     Other                                                                  -                (5)
Changes in operating assets and liabilities:
     Accounts receivable                                                2,867              5,589
     Prepaid expenses and other current assets                           (93)              (195)
     Other assets                                                         244                378
     Accounts payable and accrued expenses                            (3,138)              2,548
     Deferred revenue                                                     168            (1,406)
                                                                   ----------         ----------
Net cash used for operating activities                               (13,530)            (9,943)
                                                                   ----------         ----------

Cash flows from investing activities:
     Capital expenditures                                               (395)              (534)
     Change in restricted cash                                            966            (3,500)
     Acquisition of business, net of cash acquired                          -             32,020
     Purchases of marketable securities                                     -            (1,399)
     Proceeds from maturities and sales of marketable securities
     and other investments                                                266              9,201
                                                                   ----------         ----------
Net cash provided by investing activities                                 837             35,788
                                                                   ----------         ----------

Cash flows from financing activities:
     Proceeds from the issuance of common stock under
     employee stock purchase plan and exercise of stock options           676                143
     Repayments of capital lease obligations                                -                (5)
     Principal payments on borrowings                                     (3)                  -
                                                                   ----------         ----------
Net cash provided by financing activities                                 673                138
                                                                   ----------         ----------

Effect of exchange rate changes on cash                                 (200)              (181)
                                                                   ----------         ----------

Net change in cash and cash equivalents                              (12,220)             25,802

Cash and cash equivalents, beginning of period                         25,765              7,048
                                                                   ----------         ----------
Cash and cash equivalents, end of period                           $   13,545           $ 32,850
                                                                   ==========         ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

These consolidated  financial  statements include all of our accounts and all of the accounts of our wholly-owned  subsidiaries.  All  significant  intercompany  transactions  and  balances  have  been eliminated.  In the  opinion  of  management,  the  accompanying  unaudited  consolidated  financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair  presentation  of our financial  position,  results of operations,  and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading,  these financial  statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles have been  condensed  or omitted  pursuant  to  Securities  and  Exchange  Commission  ("SEC")  rules and regulations.  Certain reclassifications have been made for consistent presentation. On September 19,
2001,  eXcelon  acquired  all  of  the  outstanding  stock  of  C-bridge  Internet  Solutions,  Inc.
("C-bridge"),  by merging a wholly owned subsidiary of eXcelon into C-bridge.  C-bridge's assets and liabilities and results of operations have been included in our  consolidated  financial  statements since the acquisition date.

We had an accumulated  deficit of approximately  $147.0 million at September 30, 2002 and a net loss of  approximately  $19.9 million for the nine months then ended. Our main source of liquidity is our current balance of cash and cash  equivalents.  Our balance of cash and cash equivalents was reduced by approximately  $12.2 million in the nine months ended September 30, 2002. Our balance of cash and cash  equivalents  was  reduced  by  approximately  $16.8  million  (exclusive  of the cash and cash equivalents we acquired in the C-bridge  merger) in the year ended December 31, 2001. As a result of recent cost saving initiatives,  including our previously  discussed October 2002 restructuring,  we believe that our cash and cash  equivalents,  short-term  marketable  securities and funds generated from  operations,  if any,  will  provide  adequate  liquidity  to meet our  capital  and  operating requirements  until the proposed merger with Progress is completed.  If the merger is not completed, our revenues and available  cash balance may not be sufficient for us to continue to operate for the next  twelve  months and we will need to  significantly  reduce  our  operating  expenses  or obtain additional  capital.  We cannot assure you that  additional  capital will be available on acceptable terms,  or at all. If we elect to decrease  expenses by reducing the number of our  employees,  this reduction  may  jeopardize  our  ability to compete  effectively  and could  decrease  the amount of revenues we are able to generate.  If we receive approval by our shareholders to complete the merger
(date of special  meeting  expected  on or about  December  18,  2002),  we expect to  complete  the transaction before December 31, 2002.

B. REVENUE RECOGNITION

We derive our revenue from sale of software licenses,  software royalties,  professional consulting, training, maintenance and support services.

When we sell  software,  including  sales to end-user  customers,  system  integrators,  independent software  vendors,  distributors  and other  channel  partners,  separately  or together  with other services  that are not  considered  essential  to the  functionality  of the  software  product,  we recognize revenue in accordance with the Statement of Position 97-2, "Software Revenue Recognition."
Pursuant to SOP 97-2, we recognize  software  license  revenue upon  delivery,  provided  persuasive evidence of an arrangement  exists,  fees are fixed or determinable and collection of receivables is reasonably assured, and customer acceptance, when applicable, has been obtained.

Our license  arrangements  do not include any  arrangement  for a right of return on the part of our customers.  We do provide our customers with a limited warranty,  typical in the software  industry, which warrants to the customer that the product purchased will substantially conform to the provided documentation for a period of 90 days after delivery.  We consider this warranty an  inconsequential and perfunctory  obligation  that, in accordance with SEC Staff  Accounting  Bulletin 101,  "Revenue
Recognition in Financial  Statements,"  does not preclude  recognition of software  license  revenue where otherwise appropriate.

For  license  arrangements  with  multiple  obligations  (including  for  example,  obligations  for undelivered maintenance and support), we allocate revenue to each component of the arrangement using the  residual  value  method  based  on the  vendor  specific  objective  evidence  ("VSOE")  of the undelivered  elements.  VSOE of the ongoing maintenance  obligations is based upon separate sales of renewals to other  customers or upon  substantive  renewal  rates quoted in the  contracts.  VSOE of services,  such as training or  consulting,  is based upon separate sales by us of these services to other customers. If evidence of VSOE for each element of the arrangement does not exist, all revenue for the  arrangement  is deferred  until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

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

We recognize revenue for maintenance  services ratably over the contract term. Our training services are  billed  based on hourly  rates,  and we  generally  recognize  revenue  as these  services  are performed.

In November  2001,  the Financial  Accounting  Standards  Board (the "FASB") issued Final EITF Issue
01-14 ("Issue 01-14") regarding "Income Statement  Characterization  of Reimbursements  Received for
`Out-of  Pocket'  Expenses  Incurred."  Issue  01-14  requires  that  reimbursements   received  for
out-of-pocket  expenses  incurred  be  characterized  as  revenue  in  the  Company's  statement  of operations.  The Company incurs incidental  expenses in the delivery of services to its clients that are commonly referred to as "out-of-pocket"  expenses.  These expenses include,  but are not limited to, travel and related charges.  Accordingly,  the Company adjusted revenue for all periods reported
to  include  the  reimbursable   out-of-pocket  expenses  billed  to  clients.   Previously,   these
out-of-pocket expense reimbursements were classified as a reduction in cost of services. This change in classification had no effect on the Company's current or previously reported net loss or net loss per share.  Reimbursable  out-of-pocket  expenses of  approximately  $244,000 and $116,000 have been included as a component  of services  revenues for the three  months  ended  September  30, 2002 and
September 30, 2001, respectively.  Reimbursable out-of-pocket expenses of approximately $995,000 and
$472,000 have been included as a component of services  revenues for the nine months ended September
30, 2002 and September 30, 2001, respectively.

C.  NET LOSS PER SHARE AND REVERSE STOCK SPLIT

On October 4, 2002, our  stockholders  approved a one-for-eight  reverse stock split with respect to the shares of our common  stock.  The reverse stock split became  effective on October 7, 2002.  All current and historical  share and per share  information has been restated to reflect the results of the reverse stock split.

The number of shares of common  stock  issued and  outstanding,  has been reduced as a result of the reverse stock split,  but the number of shares of common stock that we are  currently  authorized to issue has not changed as a result of the reverse  stock split.  Although the number of shares issued and outstanding, has been reduced as a result of the reverse stock split, the rights and preferences of the  shares of our  common  stock  have  remained  the same.  The  reverse  stock  split will not materially change our financial condition,  results from operations,  the percentage of ownership of management, the number of our stockholders or any other aspect of our business. However, the reverse stock split will  increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding  shares of our common stock.  Also, because the reverse  split has not affected the par value of our common stock,  as of October 7, 2002,  the date the reverse split became  effective,  the stated par value capital  attributable to our common stock was reduced to one eighth of the amount shown on our balance sheet as of September 30, 2002, and our additional  paid-in  capital  account on our balance sheet was credited with the amount by which our stated capital was reduced.

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares  outstanding  for the period.  Diluted  earnings per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares  outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock  options.  The following is a calculation  of earnings per share ("EPS") for the three- and nine-month  periods ended  September 30, 2002 and September 30, 2001,  respectively  (in  thousands, except per share amounts).

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                               2002          2001             2002         2001
                                               ----          ----             ----         ----
  Net loss                                   $(8,358)      $(8,577)         $(19,856)      $(22,500)
  Weighted average shares outstanding          7,410         4,113             7,336          3,839
  Diluted shares                               7,410         4,113             7,336          3,839
  Basic and diluted EPS                       $(1.13)      $ (2.09)           $(2.71)        $(5.86)

Options to purchase  1,561,145 and 2,885,967 shares of common stock were outstanding as of September
30, 2002 and 2001,  respectively,  but were  excluded from the  calculation  of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

D.   COMPREHENSIVE LOSS

The table below sets forth our  comprehensive  loss as defined by Statement of Financial  Accounting
Standards No. 130  "Reporting  Comprehensive  Income," for the three- and  nine-month  periods ended
September 30, 2002 and September 30, 2001, respectively (in thousands):

                                                          Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                          2002       2001           2002       2001
                                                          ----       ----           ----       ----

Net loss                                                $(8,358)    $(8,577)      $(19,856)   $(22,500)
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustments                   71         (50)          (325)       (230)
  Net unrealized gains on marketable securities               -           -              -          31
                                                      ---------   ---------       ---------   ---------
Total accumulated other comprehensive income (loss)          71         (50)          (325)       (199)
                                                      ---------   ----------      ---------   ---------
Comprehensive loss                                    $ (8,287)     $(8,627)      $(20,181)   $(22,699)
                                                      =========   ==========      =========   =========

E. PROPERTY AND EQUIPMENT:

Our property and equipment consisted of the following, in thousands:

                                                               September 30,     December 31,
                                                                    2002             2001
                                                               -------------     -----------
Computer and computer-related equipment                            $8,761           $11,669
Office equipment and furniture                                        898             1,630
Purchased computer software                                         1,970             3,093
Leasehold improvements                                              2,291             2,522
                                                                 --------          --------
Total property and equipment                                       13,920            18,914
Less accumulated depreciation and amortization                    (10,351)          (10,972)
                                                                 --------          --------
Net property and equipment                                        $ 3,569           $ 7,942
                                                                 ========          ========

During the quarter ended June 30, 2002, we identified a group of assets (mainly computer  equipment)
that,  as a result of our  restructuring,  that were no longer being used.  The  equipment  has been disposed of or is in the process of being  disposed of. We booked a non-cash  charge of $1.6 million against operations as a loss due to disposal of fixed assets.

F. RESTRUCTURING CHARGES, EXIT COSTS AND OTHER CHARGES

Restructuring,  exit costs and other charges for the three and nine months ended  September 30, 2002 and September 30, 2001, are as follows:

                                Three months ending                       Nine months ending
                          September 30,   September 30,            September 30,   September 30,
                              2002            2001                      2002           2001
                              ----            ----                      ----           ----
Restructuring Charges       $ 1,035         $ 1,696                   $ 1,324        $ 2,442
Exit Costs                      619               0                       619              0
Other Charges                 2,076               0                     2,076              0
                            -------         -------                   -------        -------
         Totals               3,730           1,696                     4,019          2,442
                            =======         =======                   =======        =======

RESTRUCTURING CHARGES. In fiscal 2001, we implemented a restructuring plan to realign our operations in response to changing  market  conditions.  Our  restructuring  charge of $2.4 million in the year ended  December 31, 2001 related to our  elimination  of 125  employees  who performed the following functions:  general and  administrative  (14),  engineering  (20),  marketing  (14),  sales (47) and services  (30).  This  restructuring  charge also included the write-off of certain assets no longer required in operations and costs related to our closing of four sales offices. At December 31, 2001, approximately $458,000 of this restructuring charge had yet to be paid.

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of $289,000.  $230,000 of the charge relates to severance payments made to the
21 employees who were terminated who performed the following  functions:  general and administrative
(2), engineering (5), sales (8) and services (6). The restructuring charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

During the three months ended  September  30, 2002, we  reorganized  our  operations  and recorded a restructuring charge of $1,035,000. $812,000 of the charge relates to severance payments made to the
47 employees who were terminated who performed the following  functions:  general and administrative
(5),  engineering  (12),  sales and marketing (24) and services (6). The  restructuring  charge also includes  $223,000 for an increase in a reserve for rent expense  relating to the closing of a sales office.

During the three months and nine months ended September 30, 2002, we paid approximately $841,000 and
$1,188,000,  respectively,  of previously accrued for restructuring costs. As of September 30, 2002,
$594,000 of  previously  accrued for  restructuring  costs  ($516,000  relating to rent  reserve and
$78,000  relating  to  severance)  have yet to be paid.  We expect  to pay the  amount  relating  to severance in full by December 31, 2002. We expect to pay the amount  relating to the rent reserve in equal monthly installments of approximately $27,000 until the lease expires on May 31, 2004.

EXIT COSTS. We originally  estimated that the exit costs relating to the C-bridge  acquisition would be  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal 2001 under purchase accounting.  This amount included $1.5 million related to our elimination of 168 employees (109 of whom were terminated in 2001 and 59 of whom were terminated  in the first  quarter  of 2002) who  performed  the  following  functions:  general  and administrative  (19),  sales and marketing (39) and services  (110).  These exit costs also included
$4.3 million  related to our closing of six sales  offices.  As of December 31, 2001,  approximately
$3.8 million of these exit costs had yet to be paid.

During the three  months  ended  September  30,  2002,  as a result of  changing  conditions  in the commercial  real estate  market,  we recorded a charge of $679,000 to reserve an amount equal to our remaining  obligations under leases for three sales offices that we previously  expected to sublease to third  parties.  As a result of a change in  estimate  for an amount  previously  accrued  for as severance  to a former  C-bridge  employee,  we have  decreased  our  accrual  by  $60,000.  The net additional charge of $619,000 is included in of  restructuring,  and other charges for the three and nine months ended September 30, 2002.

During the three months and nine months ended September 30, 2002, we paid approximately $457,000 and
$2.1  million,  respectively,  of  previously  accrued for exit costs.  As of  September  30,  2002, approximately  $58,000 of previously accrued for costs relating to a terminated  employee has yet to be paid.  We expect to pay the amount  relating to the  terminated  employee in full by December 31,
2002. As of September 30, 2002,  approximately  $2,342,000  of previously  accrued  charges for rent payments  have yet to be paid.  We expect to pay the  amounts  relating  to the office  closings  as follows:

                  For the year ending December 31, 2002:      $   297,000
                  For the year ending December 31, 2003:      $   944,000
                  For the year ending December 31, 2004:      $   776,000
                  For the year ending December 31, 2005:      $   325,000
                                                              -----------

                                       Total to be Paid:      $ 2,342,000
                                                              ===========

OTHER  CHARGES.  On October 15,  2002, a decision was reached by an  independent  arbitrator  in the proceedings  between the former Chief Operating Officer and the Company requiring the Company to pay
$573,000 to the former Chief Operating Officer. We have booked this amount as a charge to operations as a component to  restructuring,  exit costs and other  charges for the period ended  September 30,
2002. We expect to pay the amount in full by December 31, 2002.

We recorded a $1.1 million prior period adjustment  related to the goodwill  impairment charge taken during the quarter  ended  December 31, 2001.  For  additional  information  related to our goodwill impairment charge,  relating to our acquisition of C-bridge, see Note E included in the Notes to the
Consolidated  Financial  Statements  included in our Annual Report on Form 10-K/A for the year ended
December 31, 2001.  We have booked the $1.1 million  charge as a charge to operations as a component to  restructuring,  exit costs and other charges for the three and nine month period ended September
30, 2002. This charge is a non-cash charge.

In October 2002,  we offered to settle a claim by Lending  Technologies  Services Pty. Ltd.  ("LTS")
against the  Company.  We believe it is  reasonably  probable  that LTS will accept this  settlement offer. We have booked $250,000 as a charge to operations as a component to  restructuring  and other charges for the period ended September 30, 2002 to cover the expected amount of the settlement.

In addition,  restructuring  and other charges included  approximately  $150,000 related to security deposits that were not collectible.

G. RELATED PARTY TRANSACTIONS

A brother of an officer of the Company is a partner at a law firm that  provides  legal  services to
us. The brother does not directly  provide  legal  services to the  Company.  During the  nine-month periods ended  September 30, 2002 and  September  30, 2001,  we paid  approximately  $49,318 and $0, respectively, in fees for services provided by this firm.

On April 6, 2001,  C-bridge advanced $1.0 million to an officer of C-bridge who became an officer of the Company following the C-bridge merger. This loan accrued interest at an annual rate of 5.11% and was secured by a second mortgage on the former officer's principal  residence.  The officer resigned on December 19, 2001, and the loan was repaid (principal and all accrued interest) on July 30, 2002.

H. RECENT ACCOUNTING PRONOUNCEMENTS

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
All other provisions of SFAS No. 145 are effective for financial  statements  issued on or after May
15, 2002.  Our adoption of SFAS No. 145 has not had, and is not expected to have, a material  effect on our financial position or results of operations.

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

I. SUBSEQUENT EVENTS

MERGER  AGREEMENT.  On October 18, 2002,  we entered into an Agreement  and Plan of Merger  ("Merger
Agreement") with Progress Software Corporation  ("Progress").  As a result of the merger, each share of our common stock will be automatically converted into the right to receive $3.19 in cash.

The merger is subject to the approval of our  stockholders  and the  satisfaction of other customary closing conditions. We intend to hold a special meeting of our stockholders to consider and act upon a proposal to approve and adopt the Merger  Agreement.  We will file a proxy  statement with the SEC and mail the proxy statement and related materials to stockholders of eXcelon in connection with the special meeting to approve and adopt the Merger Agreement.  We expect to hold the special meeting of our stockholders on or around December 18, 2002.

We expect to incur costs  related to the Merger  Agreement  principally  in the  three-month  period ending December 31, 2002. These costs, which are currently  estimated to be approximately  $500,000, will primarily consist of fees to investment bankers, legal counsel and independent accountants, and printing and other fees and expenses relating to the special meeting,  including preparing the proxy statement.  However, additional,  unanticipated expenses may also be incurred in connection with the merger. These costs will be expensed in the period in which they are incurred.

Concurrently with entering into the Merger Agreement,  we entered into a Stock Option Agreement with
Progress under which we granted to Progress an irrevocable option,  exercisable in whole or in part, to purchase up to 19.9%,  or  1,475,000  shares,  of our common stock at a price per share of $3.19.
This option becomes  exercisable if Progress  becomes  entitled to receive the termination fee under the Merger  Agreement.  We may be  required  to  repurchase  the option or any shares  purchased  by
Progress upon exercise of the option. Progress' potential profit under the Stock Option Agreement is capped at $1,200,000 less any termination fee paid under the Merger Agreement.

RESTRUCTURING. In October 2002 we implemented a restructuring plan in which we reduced our workforce by 18  employees,  including  11 in  services,  2 in general and  administrative  and 5 in sales and marketing.  As a result, we expect to incur a restructuring charge of approximately  $325,000 in the fourth quarter of 2002. We expect the entire amount of this charge will relate to severance payments to those employees terminated in the restructuring.  As a result of this restructuring, we expect to save approximately $350,000 of total expenses in the first quarter of 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

From time to time,  information  provided by us or included in our filings with the  Securities  and
Exchange   Commission  may  contain   statements  that  are  not  historical  facts  but  which  are
"forward-looking statements" that involve risks and uncertainties. The words "expect", "anticipate",
"intend", "plan", "believe," "seek", "estimate" and similar statements are intended to identify such forward-looking  statements.  In particular,  statements in "Management's Discussion and Analysis of
Financial  Condition  and Results of  Operations"  relating  to our  products,  competition,  future development,  revenue and expense levels and  profitability,  as well as the adequacy of our capital and cash flows to meet our capital and operating  requirements,  may be forward-looking  statements.
Our disclosures in Item 3,  "Quantitative  and Qualitative  Disclosures About Market Risk," may also constitute forward-looking  statements.  This Report also contains other forward-looking statements, which reflect the current views of management with respect to future events that will have an effect on our future financial performance,  including,  without limitation,  unexpected delays involved in the  closing of the  proposed  merger  between the Company and  Progress,  eXcelon's  or  Progress's
inability to satisfy the conditions to closing of the merger,  failure of eXcelon's  stockholders to approve the merger,  statements  regarding  anticipated  increases or decreases in revenues from our products and services, our outlook with regards to revenues from our international  operations,  our outlook with regard to costs and expenses,  the effects of our  restructurings  and expected savings from our restructurings,  our expectations with respect to future restructuring charges and payments of restructuring  and exit costs, our outlook with respect to our cash  utilization,  the effects of recently-announced  accounting  standards,  the impact of legal proceedings to which we are subject, the possibility  that our common stock may be delisted from the Nasdaq National Market and the risks associated  with a delisting,  and the adequacy of our  liquidity to meet our capital and  operating requirements for the next twelve months.  Such statements are not guarantees of future  performance, but are based on assumptions  and  expectations  of our  management at the time such  statements are made, and involve certain risks,  uncertainties  and assumptions that could cause our future results to differ materially from those expressed in any forward-looking  statements. We disclaim any intent or  obligation  to update  publicly  any  forward-looking  statements,  whether in  response  to new information,  future events or otherwise.  Information about those assumptions and important factors that could cause our actual results to differ  materially from these  forward-looking  statements is contained in "Certain Factors That May Affect Future Results"  included in "Management's  Discussion and Analysis of Financial  Condition  and Results of  Operations"  contained in our Annual Report on
Form 10-K/A for the year ended December 31, 2001,  which you can access at  http://www.sec.gov,  and which section is incorporated into this Report by reference.

RESULTS OF OPERATIONS

The following table shows certain consolidated  financial data as a percentage of our total revenues for the three- and nine-month periods ended September 30, 2002 and September 30, 2001, respectively:

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2002     2001        2002    2001
                                          ----     ----        ----    ----
Revenues:
   Software                                33       45          34       50
   Services                                67       55          66       50
                                          ---      ---         ---      ---
Total revenues                            100      100         100      100

Cost of revenues:
  Software                                  1        3           1        2
  Services                                 47       32          43       31
                                          ---      ---         ---      ---
Total cost of revenues                     48       35          44       33

Gross profit                               52       65          56       67
                                          ---      ---         ---      ---

Operating expenses:
  Selling and marketing                    55       66          57       75
  Research and development                 30       27          29       28
  General and administrative               24       35          20       21
  Loss on disposal of fixed assets          -        -           6        -
  Restructuring & other expenses           47       15          14        7
                                          ---      ---         ---      ---
Total operating expenses                  156      143         126      131

Operating loss                           (104)     (78)        (70)     (64)

Other income, net                          (1)        -           -       1
                                           ---      ---         ---     ---

Net loss                                 (105)     (78)        (70)     (63)
                                         =====     ====        ====     ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS:

MERGER  AGREEMENT.  On October 18, 2002, we entered into the Merger  Agreement with  Progress.  As a result of the merger, each share of our common stock will be automatically  converted into the right to receive $3.19 in cash.

The merger is subject to the approval of our  stockholders  and the  satisfaction of other customary closing conditions. We intend to hold a special meeting of our stockholders to consider and act upon a proposal to approve and adopt the Merger  Agreement.  We will file a proxy  statement with the SEC and mail the proxy statement and related materials to stockholders of eXcelon in connection with the special  meeting to approve and adopt the Merger  Agreement We expect to hold the special meeting of our stockholders on or around December 18, 2002.

REVERSE STOCK SPLIT. On October 4, 2002, our  stockholders  approved a  one-for-eight  reverse stock split with respect to the shares of our common stock.  The reverse  stock split became  effective on
October 7, 2002. All current and  historical  share and per share  information  has been restated to reflect the results of the reverse stock split.

The number of shares of common  stock  issued and  outstanding,  has been reduced as a result of the reverse stock split,  but the number of shares of common stock that we are  currently  authorized to issue has not changed as a result of the reverse  stock split.  Although the number of shares issued and outstanding, has been reduced as a result of the reverse stock split, the rights and preferences of the  shares of our  common  stock  have  remained  the same.  The  reverse  stock  split will not materially change our financial condition,  results from operations,  the percentage of ownership of management, the number of our stockholders or any other aspect of our business. However, the reverse stock split will  increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding  shares of our common stock.  Also, because the reverse  split has not affected the par value of our common stock,  as of October 7, 2002,  the date the reverse stock split became  effective,  the stated par value capital  attributable to our common stock was reduced to one eighth of the amount shown on our balance  sheet as of September  30, 2002, and our  additional  paid-in  capital  account on our balance  sheet was credited with the amount by which our stated capital was reduced.

RESULTS OF OPERATIONS:

On  September  19, 2001 we  acquired  all of the  outstanding  capital  stock of  C-bridge  Internet
Solutions,  Inc.  ("C-bridge")  by  merging a wholly  owned  subsidiary  of eXcelon  into  C-bridge.
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

In December 2001, we reorganized our business  operations by consolidating our former Object Design,
C-bridge and eXcelon businesses.  The reorganization  enabled us to focus more precisely on our core products, use our personnel more efficiently and streamline our decision-making  process.  Following this reorganization, we have used one sales, marketing and support group to support the sales of our products worldwide.

TOTAL REVENUES. Total revenues decreased 28.0%, to $8.0 million for the three months ended September
30, 2002 from $11.1  million for the same period in 2001.  For the nine months ended  September  30,
2002,  total revenues  decreased 20.6% to $28.5 million from $35.8 million for the nine months ended
September 30, 2001.  These decreases  resulted from decreases in both our software license sales and services revenues.

SOFTWARE  REVENUES.  Software  revenues  decreased 47.1%, to $2.6 million for the three months ended
September  30,  2002 from $5.0  million  for the same  period in 2001.  Software  revenues  from our
XML-based  products  decreased by 10.2%,  to $559,000 for the three months ended  September 30, 2002 from  $622,000 for the same period in 2001.  Software  revenues  from our  ObjectStore  product line decreased 51.9%, to $2.1 million for the three months ended September 30, 2002 from $4.3 million for the same period in 2001. For the nine months ended September 30, 2002,  software revenues  decreased
45.6%,  to $9.7 million from $17.8 million for the same period in 2001.  Software  revenues from our
XML-based  products  decreased  59.7%,  to $1.6 million for the nine months ended September 30, 2002 from $3.9 million for the same period in 2001.  Software revenues from our ObjectStore  product line decreased 41.7%, to $8.1 million for the nine months ended September 30, 2002 from $13.9 million for the same period in 2001.  The  continued  decreases in XML software  revenues are primarily due to a decrease  in the rate of  adoption  of new  technologies  by  companies  as a result of the  general
economic   downturn  and,   specifically,   a  decrease  in  demand  for  these   technologies  from
internet-related  businesses. We now believe that the market for XML software products may be slower
to  develop  than  was  previously  estimated,   and  that  a  rebound  in  information   technology
("IT")-related  purchases will be delayed until mid-2003.  As a result,  we have continued to reduce our sales and marketing headcount,  and slowed our investment of marketing programs to a level which we believe is appropriate based on our information  about the current market condition.  When market conditions  improve it may be difficult  because of our reduction in force and decrease in marketing activity to effect a short-term rapid increase in our XML software  revenue.  As a result, we do not expect software revenues from our XML-based products to increase significantly, and expect that they may decrease,  for the remainder of 2002. The continued decreases in ObjectStore revenues are due to further  decreases  in  technology  purchases,  as well as  generally  smaller  purchases  per sales engagement, resulting from the uncertain general economic conditions that have particularly affected the  telecommunications  industry,  which historically has been one of the principal markets for our
ObjectStore products.  To the extent that there is a rebound in IT software purchases,  particularly within the  telecommunications  industry,  revenues  from sales of our  ObjectStore  products  could increase;  however,  we do not expect such a rebound to occur before mid-2003.  For the three months ended September 30, 2002 one customer  accounted for 10.1% of our software revenue and 3.3% of total revenue.

SERVICES  REVENUES.  Services  revenues  include  revenue  from  professional  services  and product maintenance. Services revenues decreased 12.3%, to $5.3 million for the three months ended September
30, 2002 from $6.1  million for the same period in 2001.  This  decrease  for the three months ended
September  30, 2002  compared to the same period in 2001  reflects  flat revenue  from  professional services offset by a $0.8 million  reduction in product  maintenance  revenues.  For the nine months ended  September 30, 2002,  services  revenues  increased  4.1% to $18.8  million  compared to $18.1 million for the same period in 2001. This increase from the prior nine-month  period reflects a $1.8 million increase in revenues from  professional  services,  and a $0.5 million increase in re-billed expenses  reclassified  as  revenues,  offset by a $1.6  million  reduction  in product  maintenance revenues.  The nine month increase in professional  services  revenues  resulted from the additional business we derived as a result of our acquisition of C-bridge and is not indicative of any expected continued  growth in services  revenue.  Going  forward,  we expect that our  professional  services revenues will continue to decline as we continue to reduce the number of our consulting personnel in response to reduced  demand for our  professional  services.  In  addition,  we expect  revenue from professional services will decrease due to the continuing decrease in average billable rates that we charge our customers.  The decrease in product  maintenance  revenues resulted from a decline in the rate of our  acquisition  of new customers and the  contraction  of our installed user base. For the three months ended  September 30, 2002,  three  customers  accounted  for 75.1% of our  professional services revenues and 24.3% of our total revenues. For the nine months ended September 30, 2002, the same three  customers  accounted for 62.6% of our  professional  services  revenues and 21.9% of our total revenues.

REVENUES  FROM  INTERNATIONAL  OPERATIONS.   Revenues  from  the  operations  of  our  international
subsidiaries  increased  as a percentage  of our total  revenues to 47.4% for the three months ended
September  30,  2002  compared  with 40.9% for the same period in 2001.  For the nine  months  ended
September 30, 2002,  revenues from the operations of our international  subsidiaries  decreased as a percentage of our total revenues to 44.8% compared with 51.6% for the same period in 2001.  Revenues from our operations in the Asia/Pacific  region decreased 33.5% for the three months ended September
30,  2002 and 48.5% for the nine months  ended  September  30, 2002 as compared to the same  periods ended September 30, 2001.  These  decreases are consistent with the current general  weakness of the
Asia/Pacific  economies.  We expect our revenues from the Asia/Pacific region to remain weak for the remainder of 2002.  For the three months ended  September 30, 2002,  revenues from our operations in
Europe  increased 6.1% as compared to the three months ended  September 30, 2001. Due to the current general  weakness in the European  economies,  it is unlikely that this increase will continue,  and revenues in Europe may decrease in future  quarters.  For the nine months ended  September 30, 2002, revenues  from our  operations  in Europe  decreased  20.7% as  compared  to the same  period  ended
September 30, 2001. This decrease is consistent  with the current  general  weakness of the European economies.

COST OF SOFTWARE  REVENUES.  Cost of software  revenues  decreased  79.7%,  to $58,000 for the three months ended September 30, 2002 compared to $286,000 for the same period in 2001, and decreased as a percentage of software  revenues to 2.2% from 5.8% for the same  periods.  For the nine months ended
September 30, 2002, cost of software  revenues  decreased 78.9% to $193,000 compared to $917,000 for the same period in 2001,  and decreased as a percentage  of software  revenues to 2.0% from 5.2% for the same period in 2001.  The decrease in both  absolute  dollars and  percentages  is primarily the result of lower amortization costs on software we purchased from third parties.

COST OF SERVICES  REVENUES.  Cost of services revenues increased 5.8%, to $3.8 million for the three months ended  September  30, 2002 from $3.6 million for the same period in 2001,  and increased as a percentage of services  revenues to 70.6% from 58.5% for the same periods.  The increase in absolute dollars is a result of our  acquisition of  approximately  122 consulting  personnel in the C-bridge merger.  The  increase as a percentage  of services  revenues  was due to lower  utilization  of our professional  services  personnel  for the three months ended  September 30, 2002 as compared to the same  three-month  period in 2001.  For the nine months ended  September 30, 2002,  cost of services increased  12.7% to $12.4  million,  compared  to $11.0  million  for the same  period in 2001,  and increased as a percentage of services revenues to 66.1% from 61.1% for the same period. The increase in absolute  dollars is a result of our  acquisition  of 122  consulting  personnel  in the C-bridge merger.  The increase as a percentage of services  revenues was due to slightly lower utilization of our professional  services personnel for the nine months ended September 30, 2002 as compared to the same nine-month period in 2001. As a result of our October 2002  restructuring,  we have reduced our professional  services headcount by 11 employees,  and expect a savings in cost of services revenues of approximately $183,000 in the fourth quarter of 2002 as compared to the third quarter of 2002.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased 40.5%, to $4.3 million for the three months ended September 30, 2002 from $7.3 million for the same period in 2001. During this period,  sales and marketing  headcount was reduced by 102 employees for an  approximate  savings of
$1.7 million in related  costs.  In  addition,  we reduced  spending on  marketing  programs by $0.6 million. As a result of the lower revenue for the three month period, commission expense was reduced by $0.7 million.  As a percentage of total revenues,  sales and marketing costs decreased from 66.0%
to 54.5% for the  three-month  periods.  For the nine months ended  September 30, 2002,  selling and marketing  expenses  decreased  39.6% to $16.2  million as compared to $26.8 million for the for the same period in 2001,  and  decreased as a percentage  of total  revenues to 56.8% from 74.7% for the same periods.  During this period, average sales and marketing headcount was reduced by 60 employees for an approximate  savings of $5.9 million in related costs.  In addition,  we reduced  spending on marketing  programs by $2.6  million.  As a result of the lower  revenue for the nine month  period, cumulative  commission  expense  was  reduced  by $2.1  million.  As a result  of our  October  2002 restructuring,  we have  reduced our sales and  marketing  headcount  by 5  employees,  and expect a savings from the  reduction in headcount and related  costs of  approximately  $134,000 in the first quarter of 2003 as  compared  to the third  quarter of 2002.  In  addition,  we expect to reduce our spending on marketing programs by approximately $250,000 in the first quarter of 2003 as compared to the third quarter 2002.

RESEARCH AND  DEVELOPMENT  EXPENSES.  Research and  development  expenses  decreased  18.2%, to $2.4 million for the three months ended September 30, 2002 from $3.0 million for the same period in 2001, but increased as a percentage of total revenues to 30.4% from 26.7% for the same period in 2001. For the nine months ended September 30, 2002, research and development  expenses decreased 16.8% to $8.3 million as compared to $10.0  million for the same period in 2001,  and increased as a percentage of total  revenues to 29.3% from 28.0% for the same period in 2001.  The decrease in dollar amounts for the three-month period ended September 30, 2002 was primarily due to our reduction of 32 engineering personnel.  The increase as a percentage of total  revenue for the three months ended  September 30.
2002 is due to the 28%  decrease  in total  revenue  for the same  period in 2001.  The  decrease in absolute  dollars  for the nine month  period  ended  September  30, 2002 was  primarily  due to our reduction in the average quarterly headcount of 19 engineering personnel and their related costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 51.4%, to $1.9 million for the three  months  ended  September  30, 2002 from $3.9  million  for the same  period in 2001,  and decreased as a percentage of total revenues to 23.7% from 35.1% for the same period in 2001. For the nine months ended  September 30, 2002,  general and  administrative  costs  decreased  26.1% to $5.7 million  from $7.7  million for the same period in 2001,  and  decreased  as a  percentage  of total revenues to 19.9% from 21.4% for the same period in 2001.  The  decreases in dollar  amounts for the three month period ended  September  30, 2002 was  primarily  due to our reduction of 27 general and administrative personnel and their related costs. The decreases in dollar amounts for the nine month period  ended  September  30, 2002 was  primarily  due to our  reduction  in the  average  quarterly headcount of 13 general and  administrative  personnel and their related  costs.

LOSS ON DISPOSAL OF FIXED  ASSETS.  During the quarter ended June 30, 2002, we identified a group of assets (mainly computer equipment) that, as a result of our restructuring, that were no longer being used.  The  equipment  has been  disposed of or is in the process of being  disposed of. We booked a non-cash charge of $1.6 million against operations as a loss due to disposal of fixed assets.

RESTRUCTURING CHARGES. In fiscal 2001, we implemented a restructuring plan to realign our operations in response to changing  market  conditions.  Our  restructuring  charge of $2.4 million in the year ended  December 31, 2001 related to our  elimination  of 125  employees  who performed the following functions:  general and  administrative  (14),  engineering  (20),  marketing  (14),  sales (47) and services  (30).  This  restructuring  charge also included the write-off of certain assets no longer required in operations and costs related to our closing of four sales offices. At December 31, 2001, approximately $458,000 of this restructuring charge had yet to be paid.

During the three  months  ended  March 31,  2002,  we  reorganized  our  operations  and  recorded a restructuring  charge of $289,000.  $230,000 of the charge relates to severance payments made to the
21 employees who were terminated who performed the following  functions:  general and administrative
(2), engineering (5), sales (8) and services (6). The restructuring charge also includes $59,000 for a rent settlement payment related to our closing of a sales office.

During the three months ended  September  30, 2002, we  reorganized  our  operations  and recorded a restructuring charge of $1,035,000. $812,000 of the charge relates to severance payments made to the
47 employees who were terminated who performed the following  functions:  general and administrative
(5),  engineering  (12),  sales and marketing (24) and services (6). The  restructuring  charge also includes  $223,000 for an increase in a reserve for rent expense  relating to the closing of a sales office.

During the three months and nine months ended September 30, 2002, we paid approximately $841,000 and
$1,188,000,  respectively,  of previously accrued for restructuring costs. As of September 30, 2002,
$594,000 of  previously  accrued for  restructuring  costs  ($516,000  relating to rent  reserve and
$78,000  relating  to  severance)  have yet to be paid.  We expect  to pay the  amount  relating  to severance in full by December 31, 2002. We expect to pay the amount  relating to the rent reserve in equal monthly installments of approximately $27,000 until the lease expires on May 31, 2004.

In October  2002 we  implemented  a  restructuring  plan in which we  reduced  our  workforce  by 18 employees,  including 11 in services,  2 in general and administrative and 5 in sales and marketing.
As a result,  we expect to incur a  restructuring  charge of  approximately  $325,000  in the fourth quarter of 2002.  We expect the entire  amount of the charge  will relate to  severance  payments to those employees  terminated in the restructuring.  As a result of this  restructuring,  we expect to save approximately $350,000 of total expenses per quarter beginning in the first quarter of 2003.

EXIT COSTS. We originally  estimated that the exit costs relating to the C-bridge  acquisition would be  approximately  $5.8 million.  These exit costs were not charged to operations,  but instead were recorded as a liability in fiscal 2001 under purchase accounting.  This amount included $1.5 million related to our elimination of 168 employees (109 of whom were terminated in 2001 and 59 of whom were terminated  in the first  quarter  of 2002) who  performed  the  following  functions:  general  and administrative  (19),  sales and marketing (39) and services  (110).  These exit costs also included
$4.3 million  related to our closing of six sales  offices.  As of December 31, 2001,  approximately
$3.8 million of these exit costs had yet to be paid.

During the three  months  ended  September  30,  2002,  as a result of  changing  conditions  in the commercial  real estate  market,  we recorded a charge of $679,000 to reserve an amount equal to our remaining  obligations under leases for three sales offices that we previously  expected to sublease to third  parties.  As a result of a change in  estimate  for an amount  previously  accrued  for as severance  to a former  C-bridge  employee,  we have  decreased  our  accrual  by  $60,000.  The net additional charge of $619,000 is included in of  restructuring,  and other charges for the three and nine months ended September 30, 2002.

During the three months and nine months ended September 30, 2002, we paid approximately $457,000 and
$2.1  million,  respectively,  of  previously  accrued for exit costs.  As of  September  30,  2002, approximately  $58,000 of previously accrued for costs relating to a terminated  employee has yet to be paid.  We expect to pay the amount  relating to the  terminated  employee in full by December 31,
2002. As of September 30, 2002,  approximately  $2,342,000  of previously  accrued  charges for rent payments  have yet to be paid.  We expect to pay the  amounts  relating  to the office  closings  as follows:

                  For the year ending December 31, 2002:    $  297,000
                  For the year ending December 31, 2003:    $  944,000
                  For the year ending December 31, 2004:    $  776,000
                  For the year ending December 31, 2005:    $  325,000
                                                            ----------

                                       Total to be Paid:    $2,342,000
                                                            ==========

OTHER  CHARGES.  On October 15,  2002, a decision was reached by an  independent  arbitrator  in the proceedings  between the former Chief Operating Officer and the Company requiring the Company to pay
$573,000 to the former Chief Operating Officer. We have booked this amount as a charge to operations as a component to  restructuring,  exit costs and other  charges for the period ended  September 30,
2002. We expect to pay the amount in full by December 31, 2002.

We recorded a $1.1 million prior period adjustment  related to the goodwill  impairment charge taken during the quarter endedDecember 31, 2001. For additional  information related to our acquisition of
C-bridge,  see Note E included in the Notes to  Consolidated  Financial  Statements  included in our
Annual  Report on Form 10-K/A for the year ended  December 31, 2001. We have booked the $1.1 million charge as a charge to operations as a component to  restructuring,  exit costs and other charges for the three and nine month period ended September 30, 2002. This charge is a non-cash charge.

In October 2002,  we offered to settle a claim by Lending  Technologies  Services Pty. Ltd.  ("LTS")
against the  Company.  We believe it is  reasonably  probable  that LTS will accept this  settlement offer. We have booked $250,000 as a charge to operations as a component to  restructuring  and other charges for the period ended September 30, 2002 to cover the expected amount of the settlement.

In addition,  restructuring  and other charges included  approximately  $150,000 related to security deposits that were not collectible.

OTHER  INCOME AND  EXPENSES.  Investment  income  was  approximately  $54,000  and  $137,000  (which represents  a 61%  decrease)  for the  three  month  periods  ended  September  30,  2002  and  2001 respectively  and  approximately  $388,000 and $501,000  (which  represents a 23%  decrease) for the nine-month periods ended September 30, 2002 and 2001 respectively. The decreases in both periods are mainly attributed to lower balances in our cash and cash equivalents.

For the three month  period  ended  September  30, 2002,  we  recognized a loss on foreign  currency translation  of  approximately  $167,000  compared to a loss of $0 for the three-month  period ended
September  30, 2001.  For the nine-month period ended  September  30, 2002,  we recognized a loss on foreign  currency  translation  of  approximately  $183,000  compared to a gain on foreign  currency translation of  approximately  $116,000 for the nine month period ended September 30, 2001. The loss in 2002 is  primarily  related  to the  unexpected  drop in the value of the  United  States  dollar compared to the Euro at the time that we  converted  the proceeds  from a large second  quarter 2002 software sale from Euros to US dollars.

PROVISION  FOR INCOME  TAXES.  We did not record a provision  for income taxes during the three- and nine-month  periods ended  September 30, 2002 and September 30, 2001,  respectively,  due to the net losses we incurred in those periods.

LIQUIDITY AND CAPITAL RESOURCES

At September  30, 2002,  our principal  sources of liquidity  included  $15.7 million of cash,  cash equivalents  and short-term  marketable  securities.  $2.1 million of cash is restricted and held by
Silicon Valley Bank as collateral for security deposits on various office locations leased by us.

Our  operating  activities  used net cash of  approximately  $13.5 million for the nine months ended
September  30, 2002,  as compared to $9.9 million used for the same period in 2001.  The increase of
$3.6 million in our use of cash for operations was primarily the result of an increase in our use of cash for working capital of approximately  $6.9 million,  offset by a $2.6 million  reduction in our net loss and a $0.7 million  increase in our non-cash  expenses for the nine months ended  September
30, 2002 as compared to the same period in 2001.

Our investing  activities used net cash of $129,000  (exclusive of the $966,000 of cash reclassified from restricted to un-restricted  cash) for the nine months ended September 30, 2002, as compared to net cash provided by investing  activities of $7.3 million  (exclusive of the $32.0 million received in  September  2001 as a result of the  acquisition  of C-bridge)  for the same period in 2001.  The decrease in cash  provided is mainly a result of $7.5 million less  received  from the proceeds from the  maturities  and sales of  marketable  securities  offset by $0.2 million that  resulted  from a reduction in capital expenditures.

Our financing activities provided net cash of $673,000 for the nine months ended September 30, 2002, as compared to net cash provided by financing activities of $138,000 in the same period in 2001. The increase in cash  provided  was  primarily  due to an increase in cash paid in the exercise of stock options and employee stock purchases  during the nine months ended September 30, 2002 as compared to the same period in 2001.

We are subject to various legal proceedings and claims,  either asserted or unasserted,  which arise in the ordinary  course of business.  While the  outcomes of these claims  cannot be predicted  with certainty,  we do not believe  that the outcome of any of these legal  matters  will have a material adverse effect on our consolidated financial position or results of operations.

Our only significant  long-term financial commitment relates to operating lease obligations.  Future annual  minimum rental lease payments are detailed in Note D of our Annual Report on Form 10-K/A for the year ended December 31, 2001.

We had an accumulated  deficit of approximately  $147.0 million at September 30, 2002 and a net loss of  approximately  $19.9 million for the nine months then ended. Our main source of liquidity is our current balance of cash and cash  equivalents.  Our balance of cash and cash equivalents was reduced by approximately  $12.2 million in the nine months ended September 30, 2002. Our balance of cash and cash  equivalents  was  reduced  by  approximately  $16.8  million  (exclusive  of the cash and cash equivalents we acquired in the C-bridge  merger) in the year ended December 31, 2001. As a result of recent cost saving initiatives,  including our previously  discussed October 2002 restructuring,  we believe that our cash and cash  equivalents,  short-term  marketable  securities and funds generated from  operations,  if any,  will  provide  adequate  liquidity  to meet our  capital  and  operating requirements  until the proposed merger with Progress is completed.  If the merger is not completed, our revenues and available  cash balance may not be sufficient for us to continue to operate for the next  twelve  months and we will need to  significantly  reduce  our  operating  expenses  or obtain additional  capital.  We cannot assure you that  additional  capital will be available on acceptable terms,  or at all. If we elect to decrease  expenses by reducing the number of our  employees,  this reduction  may  jeopardize  our  ability to compete  effectively  and could  decrease  the amount of revenues we are able to generate.  If we receive approval by our shareholders to complete the merger
(date of special  meeting  expected  on or about  December  18,  2002),  we expect to  complete  the transaction before December 31, 2002.

Our common stock is currently  listed on the Nasdaq  National  Market.  Nasdaq  requires that listed companies maintain  stockholders' equity of at least $10.0 million. As of September 30, 2002, we had stockholders'  equity of $11.9 million.  If the merger is not  completed,  it is probable that as of
December 31, 2002, our stockholders'  equity will be below $10.0 million.  In the event we no longer meet this continued  listing  requirement  our common stock may be delisted from the Nasdaq National
Market.  We may apply to have our common  stock  listed on the Nasdaq  Smallcap  Market.  The Nasdaq
Smallcap  Market's  listing  requirements  include a minimum closing bid price of at least $1.00 per share and stockholders' equity of at least $2.5 million.

If our common stock were  delisted from Nasdaq,  the liquidity in the trading  market for our common stock would be  significantly  decreased,  which could further reduce the trading price and increase the transaction costs of trading shares of our common stock. The delisting of our common stock could hinder our  stockholders  ability to sell,  or obtain an accurate  quotation for the price of, their shares,  and could also  adversely  affect the  perception  among  investors  of the Company and its prospects,  which could lead to further declines in the market price of our common stock.  Delisting would also make it more difficult for us to raise capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no  significant  changes in our market risk  exposure as described  in  Management's
Discussion  and Analysis of Financial  Condition  and Results of  Operations  included in our Annual
Report on Form 10-K/A for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the  participation  of our Chief  Executive  Officer and Chief  Financial  Officer,  of the
effectiveness of the design and operation of our disclosure  controls and procedures.  Based on this evaluation,  our Chief Executive  Officer and Chief Financial  Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic  SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance  that any design will succeed in achieving  its stated  goals under all  potential  future conditions, regardless of how remote.

In addition,  we reviewed our internal controls,  and there have been no significant  changes in our internal controls or in other factors that could  significantly  affect those controls subsequent to the date of their last evaluation.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From  time to time in the  normal  course  of  business  we are  party to  litigation  or  potential litigation.  In cases  where a party has  asserted a claim  against us or a potential  claimant  has indicated  that they may  assert a claim  against  us, we make a  judgment  about  the  effect  such litigation,  or possible  future  litigation,  could have on our financial  condition and results of operations,  based on the criteria set forth in SFAS No. 5, "Accounting for Contingencies." In cases where there is at least a reasonable  possibility  that we could incur a material  loss, we disclose the litigation in the notes to the financial statements.  When it is possible to estimate a range of loss we disclose the range;  otherwise,  we state that we are unable to estimate a range of loss. In cases where we conclude  that it is probable  that a claim against us will result in a material loss and where we can reasonably estimate the amount of the loss, we disclose the nature of the claim and the effect on our financial position, and take a current charge against operations.

o    On September  20, 2001,  Lending  Technologies  Services  Pty.  Ltd.  ("LTS") filed a complaint against our Australian subsidiary in the Supreme Court of Victoria at Melbourne, Australia. The
     complaint  asserts  various causes of action  relating to alleged  deficiencies in our products purchased by LTS. LTS's complaint demands damages of approximately $5 million.  In October 2002 we offered to settle the claim. We believe it is reasonably  probable that LTS will accept this settlement. In accordance with SFAS No. 5, we have booked $250,000 as a charge to operations as a component to restructuring and other charges for the period ended September 30, 2002 to cover the expected amount of the settlement.

o    On September 30, 2002 we received a grievance  claim filed by a former  employee of our eXcelon
     UK subsidiary citing wrongful termination. The claim is for approximately $92,000. At this time we are unable to estimate a range of potential loss regarding this claim.

o    On November 21, 2001,  Navidec,  Inc., a former customer,  filed a complaint  against us in the
     United States District Court in Denver, Colorado, alleging that we misrepresented the nature of our  ObjectStore  product in connection  with a business  project  undertaken  by Navidec.  The complaint  asserts  various  causes  of action in the  nature  of  misrepresentation  and seeks unspecified damages. At this time we are unable to estimate a range of potential loss regarding this claim.

We intend to defend each of the  foregoing  actions  vigorously,  but we cannot  assure you that the resolution of these matters or other pending legal matters will not,  either  individually or in the aggregate, have a material adverse impact on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 4, 2002, a special meeting of our stockholders  was held in Burlington,  Massachusetts to act upon a proposal to approve an amendment to our amended and restated certificate of incorporation effecting a one-for-eight reverse split of our common stock. This matter was voted upon and approved by our stockholders at the meeting as follows:

                  TOTAL VOTE FOR            TOTAL VOTE WITHHELD                 TOTAL VOTE ABSTAINED

                      44,751,553                    1,808,386                           57,312

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

EXHIBIT NUMBER                              DESCRIPTION

2.1#      Agreement and  Plan  of  Merger  dated  as  of October 18, 2002, among Progress Software
          Corporation, a Massachusetts corporation, Chopin Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of Progress Software Corporation, and eXcelon Corporation,
          a Delaware corporation.
3.1*      Amended and Restated Certificate of Incorporation
3.2*      Amended and Restated By-laws of the Company
3.3**     Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
          Company regarding change of corporate name)
3.4***    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
          Company (regarding one-for-eight reverse stock split)
10.1++    Executive Employment Agreement dated Janaury 8, 2002 between the Company and Philip Lee

#    Incorporated  by  reference  to Exhibit 1 to Schedule 13D filed on October 28, 2002 by Progress
     Software Corporation

*    This  exhibit  is  incorporated  by  reference  to  our  Registration  Statement  on  Form  S-1
     (Registration No. 333-05241).

**   This exhibit is incorporated  by reference to our Quarterly  Report on Form 10-Q for the period ended March 31, 2000.

***  This exhibit is  incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 9, 2002.

++   Filed herewith

(b)   Reports on Form 8-K

Current reports on Form 8-K,  relating to the Company's reverse stock split and the Merger Agreement with Progress, were filed on October 9, 2002 and October 23, 2002, respectively.

                                             SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934,  eXcelon  Corporation has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the  undersigned,  thereunto duly authorized.

                                                             EXCELON CORPORATION
                                                             (Registrant)

November 14, 2002                                            By: /s/ Joseph M.  Bellini
                                                                ------------------------------------
                                                                Joseph M. Bellini
                                                                Chief Executive Officer

November 14, 2002                                            By: /s/ Lacey P. Brandt
                                                                ------------------------------------
                                                                Lacey P. Brandt
                                                                Chief Financial Officer

                                           CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER:

         The undersigned, in his capacity as the Chief Executive Officer of eXcelon Corporation (the
"Registrant"),  for purposes of 18 U.S.C. Section 1350 provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and
17 C.F.R.ss.240.13a-14.

         I, Joseph M. Bellini, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements  made,  in light of the circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly  report,  fairly  present in all material  respects the  financial  condition,  results of operations and cash flows of the Registrant as of, and for, the periods  presented in this quarterly report;

4.  The  Registrant  's  other  certifying  officers  and I are  responsible  for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the Registrant and we have:

         a) designed such  disclosure  controls and  procedures to ensure that material  information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this  quarterly  report (the  "Evaluation
         Date"); and

         c)  presented in this  quarterly  report our  conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The  Registrant's  other  certifying  officer  and I have  disclosed,  based  on our most  recent evaluation,  to the  Registrant's  auditors  and the audit  committee of the  Registrant's  board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely  affect  the  Registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's  other certifying  officer and I have indicated in this quarterly report whether or not  there  were  significant  changes  in  internal  controls  or in other  factors  that  could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                              /s/ Joseph M. Bellini
                                                              --------------------------------------
                                                              Joseph M. Bellini
                                                              Chief Executive Officer,

CERTIFICATION OF CHIEF FINANCIAL OFFICER:

         The undersigned, in her capacity as the Chief Financial Officer of eXcelon Corporation, for
purposes of 18 U.S.C.  Section  1350  provides  the  following  certification  required by 18 U.S.C.
Section  1350,  as  adopted  pursuant  to  Section  302 of the  Sarbanes-Oxley  Act of 2002,  and 17
C.F.R.ss.240.13a-14.

         I, Lacey P. Brandt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements  made,  in light of the circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly  report,  fairly  present in all material  respects the  financial  condition,  results of operations and cash flows of the Registrant as of, and for, the periods  presented in this quarterly report;

4.  The  Registrant  's  other  certifying  officers  and I are  responsible  for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the Registrant and we have:

         a) designed such  disclosure  controls and  procedures to ensure that material  information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this  quarterly  report (the  "Evaluation
         Date"); and

         c)  presented in this  quarterly  report our  conclusions  about the  effectiveness  of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The  Registrant's  other  certifying  officer  and I have  disclosed,  based  on our most  recent evaluation,  to the  Registrant's  auditors  and the audit  committee of the  Registrant's  board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely  affect  the  Registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's  other certifying  officer and I have indicated in this quarterly report whether or not  there  were  significant  changes  in  internal  controls  or in other  factors  that  could significantly  affect  internal  controls  subsequent  to the  date of our most  recent  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                                   /s/ Lacey P. Brandt
                                                                   ---------------------------------
                                                                   Lacey P. Brandt
                                                                   Chief Financial Officer

